Form 10-Q
period 2022-01-31
SensaSure Technologies, Inc.
filed 2022-03-22
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

January 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Sensasure Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	001-41209	87-2406468
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

505 Park Ave. 4th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 325-4677

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SESU	NA

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 21, 2022, 105,723,183 shares of common stock, $0.01 par value per share, were issued and outstanding.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS PERIOD

JANUARY 31, 2022 AND 2021

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

as of January 31, 2022 and April 30, 2021

		January 31	April 30,
		2022	2021
	Note	(unaudited)	(Audited)
		$	$
ASSETS
Current Assets:
Cash	3(b)	24,777	144,129
Restricted cash held in trust	3(b)	354,829	555,648
Accounts receivable		-	583
Subscription receivable	4, 8(b)	-	27,300
Prepayments and other receivables		4,195	6,852
Total current assets		383,801	734,512
TOTAL ASSETS		383,801	734,512

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	38,739	129,021
Accounts payable and accrued liabilities to a related party	7(c)	374,569	249,400
Demand loans	6	84,423	89,838
Loans from related parties	7(b)	95,267	101,377
Amount due to related parties	7(a)	190,096	49,064
Total current liabilities		783,094	618,700

Long term payable to a related party	7(c)	117,714	229,504
Total Liabilities		900,808	848,204

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2022 and April 30, 2021, respectively. Issued and outstanding shares: Nil and 24,371 as at January 31, 2022 and April 30, 2021, respectively.	8	-	24
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2022 and April 30, 2021, respectively. Issued and outstanding shares: Nil and 31,500 as at January 31, 2022 and April 30, 2021, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at January 31, 2022 and April 30, 2021, respectively. Issued and outstanding common shares: 95,655,183 and 47,295,183 as at January 31, 2022 and April 30, 2021, respectively.	8	533,091	252,951
Shares to be issued (2,118,000 and 420,000 common shares at January 31, 2022 and April 30, 2021 respectively)	8	148,260	27,300
Additional paid-in capital		3,769,737	3,948,919
Accumulated other comprehensive loss		(274,718)	(284,946)
Accumulated deficit		(4,173,274)	(3,583,385)
TOTAL EQUITY ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		3,096	360,863
TOTAL DEFICIT ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		(868,846)	(823,298)
LEGAL RESERVE		348,743	348,743
TOTAL DEFICIT		(517,007)	(113,692)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		383,801	734,512

Reverse Capitalization (Note 1)

Contingencies (Note 9)

Subsequent events (Note 10)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		January 31	January 31	January 31	January 31
		2022	2021	2022	2021
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		$	$	$	$
REVENUE	3	-	1,103	-	7,623

EXPENSES
General and administrative expense	8(b)	(228,509)	(57,311)	(520,819)	(148,803)
Research and development expense	3, 7(c)	(7,905)	(35,095)	(76,324)	(87,850)
TOTAL OPERATING EXPENSES		(236,414)	(92,406)	(597,143)	(236,653)

Interest expenses, net	6, 7	(15,282)	(14,591)	(41,888)	(37,000)
Other income (expenses)		-	10	-	-
NET LOSS BEFORE INCOME TAXES		(251,696)	(105,884)	(639,031)	(266,030)
Income taxes		-	-	-	-
NET LOSS		(251,696)	(105,884)	(639,031)	(266,030)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		4,605	28,500	49,142	71,605
NET LOSS ATTRIBUTABLE TO THE COMPANY		(247,091)	(77,384)	(589,889)	(194,425)

LOSS PER SHARE, BASIC AND DILUTED		(0.005)	(0.006)	(0.012)	(0.014)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		46,770,759	13,515,183	47,374,288	13,468,088

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31	January 31	January 31	January 31
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
NET LOSS FOR THE YEAR	(251,696)	(105,884)	(639,031)	(266,030)
Foreign currency translation adjustments	10,962	9,783	13,822	(55,102)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR	(240,734)	(96,101)	(625,209)	(321,132)

Attributable to:
COMMON SHAREHOLDERS OF THE COMPANY	(238,979)	(70,234)	(579,661)	(234,696)
NON-CONTROLLING INTERESTS	(1,755)	(25,867)	(45,548)	(86,436)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (unaudited)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2021 (unaudited)	47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)
Conversion of Class A preferred shares (Note 8)	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares (Note 8)	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares (Note 8 (b))	-	10,230	-	-	-	-	-	-	13,142	-	-	23,372	-	-	23,372
Issuance of shares for services (Note 8 (b))	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(247,091)	(247,091)	(4,605)	-	(251,696)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	8,112	-	8,112	2,850	-	10,962
Balance at January 31, 2022 (unaudited)	95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	(Deficit)	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2020 (unaudited)	13,515,183	135,151	-	-	-	-	-	-	2,613,911	(271,852)	(2,904,143)	(426,933)	(794,038)	367,346	(853,625)
Issuance of shares pursuant to private placement (Note 8 (b))	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss for the year	-	-	-	-	-	-	-	-	-	-	(77,384)	(77,384)	(28,500)	-	(105,884)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	7,150	-	7,150	2,633	-	9,783
Effect of dilution of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(778)	(778)	778	-	-
Balance at January 31, 2021 (unaudited)	13,515,183	135,151	-	-	-	-	-	-	2,613,911	(264,702)	(2,982,305)	(497,945)	(819,127)	367,346	(949,726)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (unaudited)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2021 (audited)	47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement (Note 4 and Note 8 (b))	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Conversion of Class A preferred shares (Note 8)	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares (Note 8)	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares (Note 8 (b))	-	32,230	-	-	-	-	-	-	41,404	-	-	73,634	-	-	73,634
Issuance of shares for services (Note 8 (b))	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(589,889)	(589,889)	(49,142)	-	(639,031)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	10,228	-	10,228	3,594	-	13,822
Balance at January 31, 2022 (unaudited)	95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	(Deficit)	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2020 (audited)	13,015,248	130,152	-	-	-	-	-	-	2,519,267	(224,431)	(2,758,187)	(333,199)	(762,384)	367,346	(728,237)
Issuance of shares pursuant to private placement (Note 8 (b))	499,935	4,999	-	-	-	-	-	-	94,644	-	-	99,643	-	-	99,643
Loss for the year	-	-	-	-	-	-	-	-	-	-	(194,425)	(194,425)	(71,605)	-	(266,030)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	(40,271)	-	(40,271)	(14,831)	-	(55,102)
Effect of dilution of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(29,693)	(29,693)	29,693	-	-
Balance at January 31, 2021 (unaudited)	13,515,183	135,151	-	-	-	-	-	-	2,613,911	(264,702)	(2,982,305)	(497,945)	(819,127)	367,346	(949,726)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

*	See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

	Nine Months	Nine Months
	Ended	Ended
	January 31	January 31
	2022	2021
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(639,031)	(266,030)
Adjustments for:
Amortization of vested shares (Note 8 (b))	73,634	-
Issuance of shares for services (Note 8 (b))	148,260	-
Changes in:
Accounts receivable	559	-
Prepayments and other receivables	29,487	1,373
Accounts payable and accrued liabilities to third parties and a related party	(98,615)	137,349
Amounts due to related parties	148,591	83,710

Net cash used in operating activities	(337,115)	(43,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares (Note 4 and Note 8 (b))	27,300	99,643
Repayment to demand loans	-	(19,686)
Proceeds from related party loans	-	42,716
Net cash provided by financing activities	27,300	122,673

Effect of exchange rate changes on cash and restricted cash held in trust	(10,356)	(27,046)
Net (decrease) increase in cash and restricted cash held in trust	(320,171)	52,029
Cash and restricted cash held in trust at the beginning of period	699,777	85,962
Cash and restricted cash held in trust at the end of period	379,606	137,991

Supplemental cash flows information
Income tax paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

1.	DESCRIPTION OF BUSINESS

SensaSure Technologies, Inc. (“SensaSure” or “Company”) was incorporated on September 8, 2020 under the laws of the State of Nevada with an authorized share capital of 250,000,000 common shares, 5,000,000 of Class A and 5,000,000 Class B preferred shares. The Company did not issue any number of common shares, Class A and Class B preferred shares before December 21, 2020.

Sensa Bues AB (“Sensa Bues AB”) was incorporated in the Kingdom of Sweden in November 2009. Sensa Bues AB owns the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. These aerosols, which originate from the lungs and blood, are captured using electret-based filter technologies.  This non-invasive breath-based biological sample collection and testing methodology is called ExaBreath (“EB”) technology.

Sensa Bues AB performs medical device design and research focusing on developing and commercializing EB for disease detection, exposure monitoring, and drug metabolism.

On December 21, 2020, the Company completed a reverse recapitalization via a share exchange agreement with Sensa Bues AB and the shareholders who owned 270,339 common shares that represented 72.82% of the total issued and outstanding common shares in Sensa Bues AB. Under the share exchange agreement, the shareholders of Sensa Bues AB, agreed to exchange their shares of Sensa Bues AB for common shares of SensaSure at an exchange ratio of 1:49.99. Pursuant to the share exchange transactions (see share exchange agreement noted above), SensaSure issued a total of 13,515,183 common shares and the then-shareholders of Sensa Bues AB hold their ownership of Sensa Bues AB through SensaSure (Note 8 (b)). Upon completion of the share exchange transaction, SensaSure became the controlling shareholder that owned 74.82% the total issued and outstanding common shares in Sensa Bues AB and parent company of Sensa Bues AB (“Subsidiary”). No goodwill or other intangible assets were recorded during the reverse capitalization. The historical financial statements of Sensa Bues AB became the historical financial statements of the combined entities that are disclosed in registrant’s future periodic reports to be filed the SEC. As noted earlier, this transaction has been accounted for reverse acquisition, the operating results included in this discussion reflect the historical operating results of Sensa Bues AB prior to the reverse capitalization transaction.

During April 2021, the Company increased its ownership interest in Sensa Bues AB pursuant to private placements completed by Sensa Bues AB where 277,296 common shares and 93,032 common shares were issued to the Company and noncontrolling interests respectively. (Note 8 (b)).

On January 31, 2022, and April 30, 2021, the Company owned 74% (74% - 2021) of the total issued and outstanding common shares in Sensa Bues AB.

2.	BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

(a)	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended April 30, 2021 and 2020 and their accompanying notes.

The accompanying unaudited condensed interim consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. The Company’s fiscal year-end is April 30.

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its less than wholly owned subsidiary, Sensa Bues AB. Significant intercompany accounts and transactions have been eliminated.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

(b)	Basis of Consolidation

Sensa Bues AB and SensaSure were deemed to be under common control. Accordingly, the combination of the two entities has been accounted for as a reorganization of entities under common control in accordance with ASC 805 guidelines, whereby the resulting controlling entity, namely, SensaSure recognized the assets and liabilities of the Sensa Bues AB transferred at their carrying amounts with a carry-over basis. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the share exchange transaction occurred.

Equity interests in Sensa Bues AB held by parties other than SensaSure are presented as non-controlling interests in equity.

(c)	Liquidity and going concern

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at January 31, 2022 and April 30, 2021, had an accumulated deficit of $4,173,274 and $3,583,385 respectively, a working capital deficiency of $399,293 and working capital surplus of $115,812 respectively. The Company, during year ended April 30, 2021 and April 30, 2020, through several private placements, raised $893,014 and $121,824 respectively (Note 8 (b)). On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments Note 7 (c)). During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 7 (a) and Note 8 (b)).

The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the absence of additional appropriate financing, the Company may have to modify its operating plan or slow down the pace of development and commercialization of its proposed products.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on the Company’s ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated.

These unaudited condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance their future operations primarily through cash flow from capital contributions from the shareholders of the Company. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholders of the Company indicated the intent and ability to provide additional equity financing.

In December 2019, a novel strain of coronavirus (COVID-19) emerged. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

During 2020, as a result of COVID-19 infections having been reported throughout both the United States and Sweden, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain level of adverse impact. To the date of the issuance of these condensed interim consolidated financial statements, the Company is still assessing the impact on its business, results of operations, financial position and cash flows, which will be accounted for when the reliable estimates will become available.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on May 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the core principles – 1) identify the contract with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to performance obligations in the contract, and 5) recognize revenue as performance obligations are satisfied.

The Company sells devices with collection mechanism for biological samples based upon exhaled breath. Revenue is recognized upon delivery of devices (at a point in time). In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, price is fixed and determinable and collectability is reasonably assured and delivery has occurred.

(b)	Cash and restricted cash held in trust

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements completed by the Company during year ended April 30, 2021 and nine months ended January 31, 2022 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

(c)	Non-controlling interests

The non-controlling interests represent the portion of the equity (net assets) in the subsidiary not directly or indirectly attributable to the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets, statements of loss, statements of comprehensive loss and statements of stockholders’ deficiency attributed to controlling and non-controlling interests.

(d)	Critical management judgment and use of estimates

The preparation of the condensed interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals, stock options, principles of consolidation and reverse recapitalization and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

(e)	Accounts receivable

Accounts receivable consists of amounts due to the Company from research institutions. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

(f)	Research and development

Research and development and patent related expenses are charged to operations as incurred.

(g)	Stock based compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire and compensate for goods or services received, including grants of employee shares, be recognized in the statement of loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The Company issues compensatory shares for services including, but not limited to, executive, management, operations, corporate communication, finance and administrative consulting services.

(h)	Foreign Currency Translation

The functional currency of the Company’s Swedish-based subsidiary is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of these condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(i)	Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and restricted cash held in trust, accounts receivable, subscription receivable, other receivables, accounts payable and accrued liabilities, demand loans, loans from related parties, amounts due to related parties. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments. The carrying value of long term payable to a related party approximates its fair values due to current market rate on such debt.

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and restricted cash held in trust, accounts receivable, subscription receivable, other receivables, accounts payable and accrued liabilities, demand loans, loans from related parties, amounts due to related parties and long term payable to a related party. The Company’s cash and restricted cash held in trust, which is carried at fair values, is classified as a Level 1. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

(j)	Income Taxes

Income taxes are computed under the asset and liability method reflecting both current and deferred taxes, which reflect the tax impact of all events included in the financial statements. The balance sheet approach (i) reflects a current tax liability or asset recognized for estimated taxes payable or refundable on tax returns for the current and prior years, (ii) reflects a deferred tax liability or asset recognized for the estimated future tax effects attributable to temporary differences and carryforwards, (iii) measures current and deferred tax liabilities and assets using the enacted tax rate of which the effects of future changes in tax laws or rates are not anticipated, and (iv) reduces deferred tax assets, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company recognizes deferred tax assets only to the extent that management concludes these assets are more-likely-than-not to be realized. Significant judgement is required in assessing and estimating the more-likely-than-not tax consequences of the events included in the financial statements. Management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. Eos records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) management determines whether it is more likely- than-not that the tax position will be sustained on the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

(k)	Loss per share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2022 and 2021.

(l)	Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. All revenues are currently earned in Sweden and significantly all of the assets of the Company are used for the Company’s medical device design and research and distribution activities that is carried out in Sweden. The Company has one reportable segment and operating segment: Medical device design and research and distribution.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

(m)	Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company’s condensed interim consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its financial condition, results of operations, and cash flows.

In March 2020, the FASB issued ASU No. 2030-20 Codification Improvements to Financial Instruments, An Amendment of the FASB Accounting Standards Codification: a)in ASU No. 2016-01, b) in Subtopic 820-10, c) for depository and lending institutions clarification in disclosure requirements, d) in Subtopic 470-50, e) in Subtopic 820-10, f) Interaction of Topic 842 and Topic 326, g) Interaction of the guidance in Topic 326 and Subtopic 860-20.The amendments in this Update represent changes to clarify or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. For public business entities updates under the following paragraphs: a), b), d) and e) are effective upon issuance of this final update. The effective date for c) is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has adopted this ASU for the year ended April 30, 2021.

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company does not expect that the new guidance will significantly impact its condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

4.	SUBSCRIPTION RECEIVABLE

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 common shares subscribed, issued 11,780,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable and shares to be issued in amount of $27,300 at April 30, 2021. The number of shares to be issued was 420,000. The Company received the subscription proceeds during May 2021 and issued 420,000 common shares accordingly (Note 8 (b)).

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	January 31, 2022	April 30, 2021
Accounts payable	$4,538	$56,555
Accrued liabilities	34,201	72,466
	$38,739	$129,021

6.	DEMAND LOANS

At January 31, 2022 and April 30, 2021, the Company had a balance in demand loan from a third party of $nil and $nil respectively. The loan had an interest rate of 9.26% per annum. The loan was fully paid during year ended April 30, 2021. For the nine months ended January 31, 2022 and 2021, interest expense was $nil and $2,132, respectively.

At January 31, 2022 and April 30, 2021, the Company had balances in demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $32,839 and $34,945 respectively. The loans had an interest rate is 20% per annum. For the nine months ended January 31, 2022 and 2021, interest expense was $5,045 and $5,706, respectively.

At January 31, 2022 and April 30, 2021, the Company had balance in demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $51,584 and $54,893 respectively. The loans had an interest rate is 2% per annum. For the nine months ended January 31, 2022 and 2021, interest expense was $3,087 and $3,250, respectively.

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At January 31, 2022 and April 30, 2021, salary payable to CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $186,606 and $45,350 respectively.

On March 31, 2021, the Company, Sensa Bues AB and CEO of the Company who is also a director of Sensa Bues AB reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 (c) and Note 8 (b)). The agreement allows the director to subscribe aggregated 3,400 common shares of Sensa Bues AB. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

At January 31, 2022 and April 30, 2021, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $2,821 and $3,001 respectively.

At January 31, 2022 and April 30, 2021, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $669 and $713 respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

(b)	Loans from related parties

At January 31, 2022 and April 30, 2021, balances of loan from a former director of Sensa Bues AB were $61,643 (SEK 550,000) and $65,597 (SEK 550,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $954 and $254 for nine months ended January 31, 2022 and 2021 respectively. During the year ended April 30, 2020, pursuant to a private placement transaction completed by Sensa Bues AB, loan balance in amount of $30,468 (SEK 300,000) was converted to 3,125 common shares of Sensa Bues AB (Note 8 (b)).

At January 31, 2022 and April 30, 2021, balances of loan from a former director of Sensa Bues AB were $33,624 (SEK 300,000) and $35,780 (SEK 300,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $520 and $508 for nine months ended January 31, 2022 and 2021 respectively. During the year ended April 30, 2020, pursuant to a private placement transaction completed by Sensa Bues AB, loan balance in amount of $30,468 (SEK 300,000) was converted to 3,125 common shares of Sensa Bues AB (Note 8 (b)).

(c)	Payable and interest accrual to a related party

On March 30, 2021, Sensa Bues AB, through a settlement agreement with a vendor that was controlled by a former director of Sensa Bues AB, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK 2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the last payment date was extended to August 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there is no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At January 31, 2022 and April 30, 2021, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,274 and $6,677 respectively. At January 31, 2022, the current portion of the modified payable balance was $195,914 (SEK 1,748,000) and the long term portion was $117,714 (SEK 1,050,280).

The future commitments for long term payable are as below:

For year ended April 30,	$
2023	97,956
2024	19,758
Total	117,714

As at January 31, 2022, the interest accrual balance related to overdue invoices from the related party vendor was $172,381 and was included in accounts payable and accrued liabilities to a related party.

As at January 31, 2022, the total accounts payable and accrued liabilities to the related party was $374,569.

For nine months ended January 31, 2022 and 2021, the interest expense was $32,283 and $25,151 respectively.

For the nine months ended January 31, 2022 and 2021, the total purchase from the related party representing the research and development and patent expense was in amount of $76,324 and $87,850 respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

8.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at January 31, 2022, the Company is authorized to issue 250,000,000 (April 30, 2021 – 250,000,000) shares of common stock ($0.01 par value).

As at January 31, 2022, the Company is authorized to issue 5,000,000 (April 30, 2021 – 5,000,000) shares of Class A preferred stock ($0.001 par value). Class A preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. When conversion is available it shall be at the discretion of the preferred shareholder. Sale of the converted shares shall not occur until sixty (60) months after a NASDAQ listing. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Voting rights per preferred share are 1,000 common shares.

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes A preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class A preferred stock were converted into 24,371,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged.

As at January 31, 2022, the Company is authorized to issue 5,000,000 (April 30, 2021 – 5,000,000) shares of Class B preferred stock ($0.001 par value). Class B preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Vested common shares may become free trading when certain conditions are met. Each consultant to be advised of their specific conditions that must be met. Voting rights per share are equal to 1,000 common votes for each preferred share.

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes B preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class B preferred stock were converted into 31,500,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged.

 At January 31, 2022, common shares issued and outstanding totaled 95,655,183 (April 30, 2021 – 47,295,183) shares (Note 8 (b)).

At January 31, 2022, there were Nil Class A shares of Preferred Stock that were issued and outstanding (April 30, 2021 – 24,371) (Note 8 (b)).

At January 31, 2022, there were Nil Class B shares of Preferred Stock that were issued and outstanding (April 30, 2021 – 31,500) (Note 8 (b)).

(b)	Share issuance

Share issuance during the year ended April 30, 2020

During the year ended April 30, 2020, Sensa Bues AB, via a private placement for proceeds of $165,920, issued 15,130 common shares to SensaSure. SensaSure’s common stock has been adjusted retrospectively to give effect for the exchange ratio upon the issuance and resulted in an issuance of 756,401 shares of common stock of SensaSure. Two directors of Sensa Bues AB participated in the private placement converted loan balances in amount of $60,936 (SEK 600,000) into 6,250 common shares of Sensa Bues AB (Note 7 (b)) and resulted in net proceeds of $104,353. The total consideration received was reflected as an increase in common stock in amount of $7,564 and additional paid-in capital in amount of $157,276 respectively.

During the year ended April 30, 2020, Sensa Bues AB, via several private placements for proceeds of $17,471, issued 1,283 common shares to noncontrolling interests. The proceeds were reflected as an increase of $17,471 in noncontrolling interests.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

Share issuance during the year ended April 30, 2021 and nine months ended January 31, 2022

During the year ended April 30, 2021, Sensa Bues AB, via a private placement for proceeds of $99,643, issued 10,000 common shares to SensaSure. SensaSure’s common stock has been adjusted retroactively to give effect for the exchange ratio upon the issuance and resulted in issuance of 499,935 shares of common stock of SensaSure. The proceeds received was reflected as an increase in common stock in amount of $4,999 and additional paid-in capital in amount of $94,644 respectively.

On December 21, 2020, the Company completed a reverse recapitalization via a share exchange agreement with Sensa Bues AB and the shareholders who owned 270,339 common shares that represented 72.82% of the total issued and outstanding common shares in Sensa Bues AB. Under the share exchange agreement, the shareholders of Sensa Bues AB, agreed to exchange their shares of Sensa Bues AB for common shares of SensaSure at an exchange ratio of approximate 1:49.99. Pursuant to the share exchange transactions (see share exchange agreement noted above), SensaSure issued a total of 13,515,183 common shares and the then-shareholders of Sensa Bues AB hold their ownership of Sensa Bues AB through SensaSure. (Note 1). Shareholders agreed that from the Effective Date of share exchange agreement the Shareholders shall have up to 0 shares to sell when a trading market begins on the OTC Markets. Eighteen (18) months after the initial listing date of the shares on the NASDAQ Market, the Shareholder shall have 0 shares available to sell. Twenty-four (24) months after the initial listing date of the shares on the NASDAQ Market, the Shareholders shall have 0 shares available to sell. Any remaining shares held by the Shareholders may be sold subject to Rule 144 trading requirements and Officer/Director restrictions, if applicable. The Shareholders will not (1) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any of the Securities or any securities convertible into, exercisable or exchangeable for or that represent the right to receive shares of Common Stock (including, without limitation, shares of Common Stock which may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and securities which may be issued upon exercise of a stock option or warrant) whether now owned or hereafter acquired, or (2) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of shares of Common Stock or such other securities, in cash or otherwise; Shareholders further agreed that any sale of the Securities for twelve months following the end of the Lock Up Period shall be subject to the volume restrictions of Rule 144.

During the year ended April 30, 2021, Sensa Bues AB, via several private placements for proceeds of $27,671, issued 93,032 common shares to noncontrolling interests. The proceeds were reflected as an increase of $27,671 in noncontrolling interests.

During the year ended April 30, 2021, SensaSure acquired an additional 267,296 common shares of Sensa Bues AB for cash consideration of $80,800. The additional investment in Sensa Bues AB and the corresponding increase in Sensa Bues AB’ share capital was eliminated upon consolidation and had no cash flow impact.

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 restricted common shares, issued 11,780,000 common shares. The subscribers entered into lock up agreement pursuant to which (1) The Shareholders shall 1,715,800 of the shares subscribed to sell when a trading market begins on the OTC Markets; (ii) The Shareholders shall have 5,346,000 of their remaining shares available to sell Six (6) months after the initial listing date of the shares on the NASDAQ Market; (iii) The Shareholders shall have their remaining shares for trading Eighteen (18) months after the initial listing date of the shares on the NASDAQ Market; and (iv) In the event the stock does not begin trading on the NASDAQ Market within a period of Thirty-Six (36) months after the execution of the Share Exchange Agreement, the Shareholders shall have up to Thirty Percent (30%) of their remaining shares available to sell after the initial listing date of the shares on the OTC Market. The balance of the Shareholder’s shares shall be available for trading Sixty (60) months after the initial listing date of the shares on the OTC Market (the “Lock Up Period”). The proceeds received was reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable in amount of $27,300 as well as shares to be issued at April 30, 2021. The number of shares to be issued was 420,000. The Company received the subscription proceeds during the three months ended July 31, 2021 to year end and issued 420,000 common shares accordingly (Note 4).

During quarter ending January 31, 2022, the Company has revised the lock up periods of certain shareholders, resulting in a change of total number of shares to be released at different time. This process was completed on February 21, 2022. After the revision, the shareholders shall have 5,552,736 shares available to sell upon a trading market begins on OTC Market, 7,738,000 shares available to sell upon six months after a trading market begins on OTC Market, 4,750,000 shares available to sell upon initial listing date on the Nasdaq Market, 11,626,000 shares available to sell upon six months after initial listing date on the Nasdaq Market, 800,000 shares available to sell upon twelve months after initial listing date on the Nasdaq Market, 3,838,213 shares available to sell upon eighteen months after the initial listing date on Nasdaq Market, 6,620,863 shares available to sell upon twenty four months after the initial listing date on Nasdaq Market and the balance of the shareholders’ shares will be available to sell upon sixty months after the initial listing date on Nasdaq Market.

During the year ended April 30, 2021, SensaSure issued 22,000,000 common shares to directors of the Company for director services that starts from May 1, 2021 to April 30, 2026. The fair value of the shares issued, in amount of $502,614, was determined by allocating the Enterprise Equity Value on a fully-diluted basis. During the January 2022, three directors left the Company and the 7,931,000 unvested shares was cancelled accordingly. The fair value of the vested portion of share based compensation expenses, in the amount of $73,634, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $32,230 and additional paid in capital in amount of $41,404 respectively during the nine months ended January 31, 2022.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

During the year ended April 30, 2021, SensaSure issued 24,371 Class A Preferred Stock to directors of the Company for services provided. The fair value of the shares issued, in amount of $360,795, was determined based on the common stock fair value and factoring in the conversion rights which are subject to performance condition. Estimates of the timing and successful completion of the performance conditions were made by management. The fair value of the shares issued was recorded as share-based compensation and included in general and administrative expenses with a credit of $24 and $360,771 in Class A Preferred Stock and additional paid-in capital respectively.

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes A preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class A preferred stock were converted into 24,371,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged.

During the year ended April 30, 2021, SensaSure issued 31,500 Class B Preferred Stock to directors of the Company for services to be provided. The fair value of the shares issued, in amount of $502,952, was determined based on the common stock fair value and factoring in the conversion rights which are subject to performance conditions. Estimates of the timing and successful completion of the performance conditions were made by management. The fair value will be recorded as an expense as well as an increase in Class B Preferred Stock and additional paid-in capital upon satisfaction of the vesting conditions.

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes B preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class B preferred stock were converted into 31,500,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged.

During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle accounts payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 and Note 7). The fair value of the stock option was determined by the fair value of the service provided by the director. The difference between the carrying amount of the liability settled and the fair value of options issued is nil. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

During the three months ended January 31, 2022, the Company approved the issuance of 2,118,000 shares of the common stock to several consultants. The fair value of the share-based compensation was in the amount of $148,260 and was included in the general and admirative expenses as well as a credit made in shares to be issued. One of the consultants is a related party individual and the share awards was 2,100,000 common shares with an amount of 147,000. The 2,118,000 common shares have been issued subsequent to January 31, 2022.

(c)	Legal Reserves

Pursuant to the laws applicable to the Kingdom of Sweden, the Company must make appropriations to non-distributable reserve funds at each year end. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. The Company has appropriated $NIL and $18,603 during the nine months ended January 31, 2022 and the year ended April 30, 2021.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(continued)

9.	CONTINGENCY

One of the Subsidiary’s shareholders that is a noncontrolling interest initiated certain queries and concerns related to the Company and Sensa Bues AB. However, no legal proceedings have been filed or initiated against the Company and Sensa Bues AB.  These queries and concerns have been responded to and management believes there are no further open items in this regard.   In addition, a related party vendor filed a claim in a Swedish court against the Sensa Bues AB with regard to the amounts owed to the related party vendor.  Sensa Bues AB has entered into a repayment agreement with the vendor in this regard (Note 2 (c) and Note 7 (c)).  Subsequent to the year ended April 30, 2021, the related party vendor revoked the claim and has submitted an undertaking that no claim against the Company will be initiated at least the next twelve months following July 1, 2021.

The Company establishes provisions when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed based on the information available to management and involve a significant management judgment to determine the probability and estimated amounts of potential losses, if any.  As of January 31, 2022 and April 30, 2021, the Company has not accrued any amount in terms of the above-noted.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 21, 2022, the date the condensed interim consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has identified the following subsequent events.

On March 8, 2022, the Company completed a subscription of 4,870,000 shares of restricted common stock of the Company from twelve (12) subscribers at $0.07 per share for a total subscription of $340,900. The shares issued for this subscription have no registration rights. Other than the shares being restricted under Rule 144 there are no additional lock up periods attached to the shares issued.

On February 25, 2022, the Company submitted an application to the OTC Markets to trade its shares on the OTCQB ATS (Automated Trading System) of the OTC Markets.

On February 16, 2022, the Company issued a total of 18,000 shares of restricted common stock to the two new Independent Directors of the Company.

On February 16, 2022, the Company issued 2,100,000 shares and 3,080,000 shares of restricted common stock of the Company to two consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Sensasure,” “our,” “us” or “we” refer to Sensasure Technologies Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

SensaSure is a medical technology or “MedTech”, company supplying a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. SensaSure’s patented method is called ExaBreath (EB) and it can collect, extract, detect and identify non-volatile compounds present in every exhaled breath by utilizing existing lab-based testing infrastructure and procedures. EB is applicable in toxicology, pharmacology, and clinical biochemistry. We have not applied for, nor has our EB device received approval from any government agency in the European Union or from the U.S. Food and Drug Administration (“FDA”). We can provide no assurance that any government regulatory body will clear our EB device for commercial use.

We believe EB may enhance the overall user experience in a wide range of applications and markets such as workplace drug testing, anti-doping in sport, law enforcement, e-health, and telemedicine. In the case of anti-doping, EB may reduce the time, cost, and overall burden that drug programs place on athletes, other participants, and the wider stakeholders such as leagues and associations. EB may improve the user experience for both donors and collectors during sample collection process.

Drug control programs represent significant market segments due to the necessity of testing in most sports, industries, law enforcement agencies, ministries, police forces, criminal justice systems and by many employers for the insurance industry.

We believe that our business model will follow a methodology to try to reduce risks, including transferring the manufacturing costs to third parties to reduce capital investment which we hope will provide relatively higher margin business based upon our EB collection device to improve user acceptability and analytical credibility in areas such as anti-doping in sport. We expect that this will increase the credibility and perceived value of doping control programs resulting in a stronger deterrence factor and better protection for the integrity of sport.

The global device market in drug testing is estimated to be nearly $4.5 billion in 2020 and is estimated to reach $10 billion by 2025 (According to BCC Research, Drug Testing Market Report 2019). The estimates provided here are based on varying estimates from research companies and actual numbers may vary significantly. While there are several basic types of drug tests, the most common method is urine testing.

We did execute Agreements with two new consultants as part of the management team supporting contract negotiations, business administration, and digital media activities.

The SensaSure board was re-structured and two new independent directors were retained. Messers. Randall Fahey and Michael Kelly were nominated and unanimously appointed to the Board. Both Randall Fahey and Michael Kelly have accepted the invitation to be an Independent Director for the Company.

Both Randall Fahey and Michael Kelly will receive a stock award for each quarter as Independent Directors. Each has agreed to establish and sit on an Audit Committee that will oversee the Audit Committee Charter established by the Company. The stock award for Mr. Fahey and Mr. Kelly will be 9,000 shares each for each quarterly period. Their agreements are for a period of two (2) years and provide for two (2) month notice in the event they depart prior to the end of the two (2) year period.

We continue to work with our lab partners to expand the applicability of our product across a wide range of market segments. There are ongoing as well as follow-on studies in the areas of SARS-CoV-2 testing, biomarker discovery, cannabis testing, and anti-doping in sport. Our lab partner in the field of cannabis testing, RCU Labs (Roseville, CA), had a recent technical paper published in Nature. The paper’s title is “A comprehensive breath test that confirms recent use of inhaled cannabis within the impairment window.” RCU Labs’ methodology uses SensaSure’s device and breath collection technology as part of their test. This type of test is needed by law enforcement agencies and employers worldwide.

Our lab partner in anti-doping (Institute of Biochemistry, German Sports University, Cologne, Germany), had a technical paper published entitled “Probing for factors influencing exhaled breath drug testing in sports - pilot studies focusing on the tested individual’s tobacco smoking habit and sex.” This study used SensaSure’s device and adds further data in support of our product’s suitability and applicability in the field of anti-doping testing in sport.

We continue to expand our IP portfolio with an important patent in Brazil now granted. This patent is for a “Portable sampling device and method for drug testing from exhaled breath.” This brings our IP portfolio to a total of some 102 granted patents.

Current Financial Position

As of January 31, 2022 we have Total Assets of $383,801 compared to $734,512 at January 31, 2021. The decrease of $350,711 during the nine month period is due primarily to the decrease in our cash and cash held in trust of $320,171. Our Total Assets consist of Current Assets only.

Our Current Liabilities at January 31, 2022 are $783,094 compared to $618,700 at January 31, 2021. The increase in our current liabilities of $164,394 are attributed to increases in our accounts payable and loans. Our long-term payable consists of a loan to a related party in the amount of $117,714. This is a decrease of $111,790 from the $229,504 owed at January 31, 2021. Our total liabilities of $900,808 at January 31, 2022 represent a small increase of $52,604 from the balance of $848,204 at January 31, 2021.

Our total liabilities and deficit of $383,801at January 31, 2022 is a decrease of $350,711 from January 31, 2021.

Management believes that it will need to raise additional capital to complete the process of having the Company’s stock trading on the OTC Markets OTCQB ATS and beginning to market and manufacture product to generate revenue. The following table is from our unaudited balance sheet as of January 31, 2022.

		January 31	April 30,
		2022	2021
	Note	(unaudited)	(Audited)
		$	$
ASSETS
Current Assets:
Cash	3(b)	24,777	144,129
Restricted cash held in trust	3(b)	354,829	555,648
Accounts receivable		-	583
Subscription receivable	4, 8 (b)	-	27,300
Prepayments and other receivables		4,195	6,852
Total current assets		383,801	734,512
TOTAL ASSETS		383,801	734,512

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	38,739	129,021
Accounts payable and accrued liabilities to a related party	7(c)	374,569	249,400
Demand loan	6	84,423	89,838
Loans from related parties	7(b)	95,267	101,377
Amount due to related parties	7(a)	190,096	49,064
Total current liabilities		783,094	618,700

Long term payable to a related party	7(c)	117,714	229,504
Total Liabilities		900,808	848,204

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2022 and April 30, 2021, respectively. Issued and outstanding shares: Nil and 24,371 as at January 31, 2022 and April 30, 2021, respectively.	8	-	24
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2022 and April 30, 2021, respectively. Issued and outstanding shares: Nil and 31,500 as at January 31, 2022 and April 30, 2021, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at January 31, 2022 and April 30, 2021, respectively. Issued and outstanding common shares: 95,655,183 and 47,295,183 as at January 31, 2022 and April 30, 2021, respectively.	8	533,091	252,951
Shares to be issued (2,118,000 and 420,000 common shares at January 31, 2022 and April 30, 2021 respectively)	8	148,260	27,300
Additional paid-in capital		3,769,737	3,948,919
Accumulated other comprehensive loss		(274,718)	(284,946)
Accumulated deficit		(4,173,274)	(3,583,385)
TOTAL EQUITY ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		3,096	360,863
TOTAL DEFICIT ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		(868,846)	(823,298)
LEGAL RESERVE		348,743	348,743
TOTAL DEFICIT		(517,007)	(113,692)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		383,801	734,512

Consolidated Results of Operations

The Company did not have revenue from sales for the third quarter ended January 31, 2022. The loss per share, both basic and diluted, was $0.005. This was anticipated by the Company since the efforts of the company have been focused on research and development. This was a drop in revenue of $1,103 from the third quarter ended January 31, 2021.

For the nine month period ended January 31, 2022 we had no revenue which is a drop in revenue from the same period ended January 31, 2021 of $7,623. We believe this trend will continue for the near future. Management believes it is important to participate in the studies that are currently ongoing.

Our general administrative and research and development expenses have increased both for the three month and nine months periods in 2022 over the same periods in 2021. Management anticipated this increase when it made the decision to file a registration statement with the S.E.C. The additional costs being incurred for legal and accounting account for the majority of the increase in general administrative.

The following provides the detail for the results of our operations for the period ended January 31, 2022.

		Three Month	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		January 31	January 31	January 31	January 31
		2022	2021	2022	2021
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		$	$	$	$
REVENUE	3	-	1,103	-	7,623

EXPENSES
General and administrative expense	8(b)	(228,509)	(57,311)	(520,819)	(148,803)
Research and development expense	3, 7(c)	(7,905)	(35,095)	(76,324)	(87,850)
TOTAL OPERATING EXPENSES		(236,414)	(92,406)	(597,143)	(236,653)

Interest expenses, net	6, 7	(15,282)	(14,591)	(41,888)	(37,000)
Other expenses		-	10	-	-
NET LOSS BEFORE INCOME TAXES		(251,696)	(105,884)	(639,031)	(266,030)
Income taxes		-	-	-	-
NET LOSS		(251,696)	(105,884)	(639,031)	(266,030)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		4,605	28,500	49,142	71,605
NET LOSS ATTRIBUTABLE TO THE COMPANY		(247,091)	(77,384)	(589,889)	(194,425)

LOSS PER SHARE, BASIC AND DILUTED		(0.005)	(0.006)	(0.012)	(0.014)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		46,770,759	13,515,183	47,374,288	13,468,088

The condensed interim consolidated statements of comprehensive loss for the three months and nine months ended January 31, 2022 over 2021 in the table below reflect the total comprehensive loss for the year and the amount attributable to common shareholders and non- controlling interests.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31	January 31	January 31	January 31
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
NET LOSS FOR THE YEAR	(251,696)	(105,884)	(639,031)	(266,030)
Foreign currency translation adjustments	10,962	9,783	13,822	(55,102)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR	(240,734)	(96,101)	(625,209)	(321,132)
	-	-	-	-
Attributable to:	-	-	-	-
COMMON SHAREHOLDERS OF THE COMPANY	(238,979)	(70,234)	(579,661)	(234,696)
NON-CONTROLLING INTERESTS	(1,755)	(25,867)	(45,548)	(86,436)

At January 31, 2022 we have a total of 95,655,183 shares of common stock outstanding. That includes 24,371 shares of Class A preferred shares and 31,500 shares of Class B preferred shares that were converted at the rate of 1:1,000 preferred stock to common stock. Our preferred shares were used to attract contractors to perform services and for retention of our key personnel. The table below provides how shares have been sold in private offerings and used for payment of services by our contractors.

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2021 (unaudited)	47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)
Conversion of Class A preferred shares (Note 8)	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares (Note 8)	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares (Note 8 (b))	-	10,230	-	-	-	-	-	-	13,142	-	-	23,372	-	-	23,372
Issuance of shares for services (Note 8 (b))	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(247,091)	(247,091)	(4,605)	-	(251,696)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	8,112	-	8,112	2,850	-	10,962
Balance at January 31, 2022 (unaudited)	95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	(Deficit)	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2020 (unaudited)	13,515,183	135,151	-	-	-	-	-	-	2,613,911	(271,852)	(2,904,143)	(426,933)	(794,038)	367,346	(853,625)
Issuance of shares pursuant to private placement (Note 8 (b))	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss for the year	-	-	-	-	-	-	-	-	-	-	(77,384)	(77,384)	(28,500)	-	(105,884)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	7,150	-	7,150	2,633	-	9,783
Effect of dilution of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(778)	(778)	778	-	-
Balance at January 31, 2021 (unaudited)	13,515,183	135,151	-	-	-	-	-	-	2,613,911	(264,702)	(2,982,305)	(497,945)	(819,127)	367,346	(949,726)

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2021 (audited)	47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement (Note 4 and Note 8 (b))	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Conversion of Class A preferred shares (Note 8)	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares (Note 8)	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares (Note 8 (b))	-	32,230	-	-	-	-	-	-	41,404	-	-	73,634	-	-	73,634
Issuance of shares for services (Note 8 (b))	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(589,889)	(589,889)	(49,142)	-	(639,031)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	10,228	-	10,228	3,594	-	13,822
Balance at January 31, 2022 (unaudited)	95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

										Accumulated
			Class A		Class B				Additional	Other			Non-
			Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Legal
	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	(Deficit)	interests	Reserve	Total
	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2020 (audited)	13,015,248	130,152	-	-	-	-	-	-	2,519,267	(224,431)	(2,758,187)	(333,199)	(762,384)	367,346	(728,237)
Issuance of shares pursuant to private placement (Note 8 (b))	499,935	4,999	-	-	-	-	-	-	94,644	-	-	99,643	-	-	99,643
Loss for the year	-	-	-	-	-	-	-	-	-	-	(194,425)	(194,425)	(71,605)	-	(266,030)
Foreign translation adjustment	-	-	-	-	-	-	-	-	-	(40,271)	-	(40,271)	(14,831)	-	(55,102)
Effect of dilution of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(29,693)	(29,693)	29,693	-	-
Balance at January 31, 2021 (unaudited)	13,515,183	135,151	-	-	-	-	-	-	2,613,911	(264,702)	(2,982,305)	(497,945)	(819,127)	367,346	(949,726)

Management believes that it will be necessary to sell additional shares to have the funds necessary to continue to pay the legal and accounting fees as the Company continues the process to have its shares trading in a public market. In addition, we may use additional shares to attract contractors in the manufacturing and shipping sectors as we bring our product to the market in Europe.

Liquidity and Capital Resources

Our cash flows for the nine month period ended January 31, 2022 compared to the same period in 2021 reflects an increase of $293,517 net cash used in operating activities. Our net cash provided by financing activities reflect a decrease of $95,373 for the nine month period ended January 31, 2022 compared to the same periods in 2021. Cash and restricted cash held in trust at the beginning of period in 2022 was $699,777 compared to $85,962 Cash and restricted cash held in trust at the beginning of period in 2021. Cash and restricted cash held in trust at the end of period 2022 was $379,606 compared to $137,991 Cash and restricted cash held in trust at the end of the period in 2021.

Management believes that the burn rate of our cash will decrease as our legal and accounting fees diminish and become more stable. We believe that it will be necessary to raise additional cash to commence manufacturing and distribution of our product when we have had our partners complete their studies. The table below provides the unaudited condensed interim consolidated statements of cash flows for the nine months ended January 31, 2022 and 2021.

	Nine Months	Nine Months
	Ended	Ended
	January 31	January 31
	2022	2021
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(639,031)	(266,030)
Adjustments for:
Amortization of vested shares (Note 8 (b))	73,634	-
Issuance of shares for services (Note 8 (b))	148,260	-
Changes in:
Accounts receivable	559	-
Prepayments and other receivables	29,487	1,373
Accounts payable and accrued liabilities to third parties and a related party	(98,615)	137,349
Amounts due to related parties	148,591	83,710

Net cash used in operating activities	(337,115)	(43,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares (Note 4 and Note 8 (b))	27,300	99,643
Repayment to demand loans	-	(19,686)
Proceeds from related party loans	-	42,716
Net cash provided by financing activities	27,300	122,673

Effect of exchange rate changes on cash and restricted cash held in trust	(10,356)	(27,046)
Net (decrease) increase in cash and restricted cash held in trust	(320,171)	52,029
Cash and restricted cash held in trust at the beginning of period	699,777	85,962
Cash and restricted cash held in trust at the end of period	379,606	137,991

Supplemental cash flows information
Income tax paid	-	-
Interest paid	-	-

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three month and nine-month periods ended January 31, 2022, we have made no material changes or additions with regard to such estimates and judgments.

Off-Balance Sheet Arrangements

As of January 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2021, our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our chief executive officer and chief financial officer (acting) performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we believe that we have processes to identify and evaluate properly the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on January 11, 2022 . As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2022, the Company has completed a subscription of 4,870,000 shares of restricted common stock of the Company from 12 subscribers at $0.07 per share amounted to $340,900. All shares subscribed have no registration right and with no additional lock up period imposed.

On February 16, 2022, the Company has issued 2,100,000 shares and 3,080,000 shares of restricted common stocks of the Company to two consultants, as a compensation of their services.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this 10-Q:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSASURE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ John Trainor	By:	/s/ John Trainor
	John Trainor		John Trainor
	Chief Executive Officer		Acting Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	March 21, 2022	Date:	March 21, 2022