Form 10-K
period 2022-04-30
SensaSure Technologies, Inc.
filed 2022-08-12
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number. 001-39946

SENSASURE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2406468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Park Avenue 4th Floor

New York, New York 10022

(Address of principal executive offices)

(347) 325-4677

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol (s)	(Name of exchange on which registered)
Common Stock, par value $0.01 per share	SESU	NA

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant cannot be calculated as our Common Stock is not traded on any exchange.

There were a total of 105,723,183 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and in other sections of this annual report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, and anticipated trends in our business. Forward-looking statements contained in this annual report include, but are not limited to statements about:

●	the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;

●	our ability to design, develop, manufacture and market innovative products for the collection of samples for drug testing and any complimentary products,

●	our expected future growth, including growth in international sales,

●	our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need;

●	the size and growth potential of the markets for our product, and our ability to serve those markets,

●	the rate and degree of market acceptance of our product,

●	coverage and reimbursement for using our product,

●	our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators,

●	regulatory developments in the United States and foreign countries,

●	our ability to obtain and, if obtained, to maintain regulatory approval or clearance of our product on expected timelines,

●	our plans to research, develop and commercialize our product and any other approved or cleared product,

●	our use of the proceeds from our securities offerings, ,

●	the development, regulatory approval, efficacy, and commercialization of competing products,

●	our ability to retain or hire key scientific or management personnel,

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act,

●	our ability to develop and maintain our corporate infrastructure, including our internal controls,

●	our financial performance and capital requirements,

ii

●	the potential impact of the coronavirus disease, or COVID-19, pandemic on our product development and other business operations

●	competition in our industry, and

●	our ability to obtain and maintain intellectual property protection for our product, as well as our ability to operate our business without infringing the intellectual property rights of others.

These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, You should specifically consider the numerous risks outlined under “Risk Factors.”

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any of these forward-looking statements after the date of this annual report to conform our prior statements to actual results or revised expectations.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this annual report concerning our industry and the market in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various third-party industry and research sources, on assumptions that we have made based on that data and other similar sources, and on our knowledge of the markets for our current and planned or future products. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

In addition, industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although we do not guarantee the accuracy or completeness of such information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this annual report. These and other factors could cause our actual results to differ materially from those expressed in the estimates made by the independent parties and by us.

iii

PART I

Item 1. Business.

Company Overview

SensaSure is a medical technology or “MedTech”company supplying a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. SensaSure’s patented method is called ExaBreath (EB) and it can collect, extract, detect and identify non-volatile compounds present in exhaled breath by utilizing existing lab-based testing infrastructure and procedures. EB is applicable in toxicology, pharmacology, and clinical biochemistry. Our EB device has not received any approval from a government agency in the European Union nor from the FDA. We can provide no assurance that any government regulatory body will clear our EB device for commercial use.

EB may enhance the overall user experience in a wide range of applications and markets such as workplace drug testing, anti-doping in sport, law enforcement, e-health, and telemedicine. In the case of anti-doping, EB immediately and substantially reduces the time, cost, and overall burden that drug programs place on athletes, other participants, and the wider stakeholders such as leagues and associations. EB may significantly improve the user experience for both donors and collectors during the sample collection process.

Drug control programs represent significant market segments due to the necessity of testing in most sports, industries, law enforcement agencies, ministries, police forces, criminal justice systems and by many employers for the insurance industry.

We believe that our business model will follow a methodology to try to reduce risks, transfer the manufacturing costs to third parties to reduce capital investment which we hope will provide relatively higher margin business based upon our EB collection device, which may improve user acceptability and analytical credibility in areas such as anti-doping in sport. This may increase the credibility and perceived value of doping control programs resulting in a stronger deterrence factor and better protection for the integrity of sport.

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

Current Challenges

The current challenges facing the drug testing industry are many and varied. Increasing the overall effectiveness and accuracy of drug control program remains a priority. However, reducing the burden imposed upon participants in terms of time, cost, inconvenience, and intrusiveness are also important.

Our intent is to significantly improve the user experience for donors and collectors during the sample collection process as well as simplify and reduce the costs of sample preparation, packaging, and transportation to the labs. The EB method may lead to improved overall detection accuracy thus reducing the incidence of false positives and avoid legal outcomes.

Our EB device is quick to use and may provide more predictable sample collection times to enable more samples to be planned and collected. The EB device can enable new sample collection formats and work patterns (i.e., youth testing, remote collection, and monitoring by video). We believe our EB device may fulfill the unmet analytical need for a recent cannabis use and impairment test. The EB device provides a solution platform that is flexible and responsive in a wide range of applications.

Our Solution

We are in an omics revolution, and breathomics is anticipated to offer one of the most significant opportunities to healthcare. SensaSure owns what we believe may be a low cost and transformative breath-based technology. EB may have the potential to:

1.	ensure cleaner sports competition

2.	help to make schools, roads, and workplaces safer

3.	facilitate the detection and diagnosis of diseases earlier

Exhaled breath contains aerosols which originate from lungs and blood. These aerosols contain revealing information for diagnostics, therapeutics, and analytics. SensaSure owns the core IP for the design of a collection device as well as the methodology to collect, extract and detect the non-volatile substances present within these aerosols using a simple electret-based filter technology. This technology called ExaBreath (EB) is intended to offer an alternative to blood, urine and oral fluid collection processes in many situations.

SensaSure’s testing methodology is a non-invasive way to collect chemicals in breath, for disease detection, exposure monitoring, and drug metabolism. We believe that SensaSure’s core technology will be a major asset for medical research, healthcare, law enforcement, workplace drug testing and professional sports organizations.

Our Products and Ongoing Development

The different methods of biological sample collection for drug testing are diverse and can be expensive. The data for our device has been collected by universities and hospitals which provides us with independent research some of which has been published in journals related to drug testing. Our EB device has four main characteristics:

●	breath offers a new low cost and non-invasive sampling methodology.

●	breath sampling has been found to be an extremely sensitive, back-to-lab based technique, which has been developed into a complete end-to-end analytical platform for use in toxicology, pharmacology and clinical biochemistry that can provide improvements to analyses, diagnostics, and therapies. Independent studies confirm our approach for a back-to-lab technique.

●	EB can detect a wide range of exogenous substances, such as drugs of abuse (narcotics), therapeutic drugs (antibiotics) and performance enhancing drugs used in sports (stimulants) as well as many other compounds.

●	EB can detect a wide range of endogenous substances associated with the study of metabolomics and the determination of biomarkers. These may be used to provide health monitoring and diagnostics support. This may make EB a useful tool for breathomics and biomarker discovery.

Since 2010, we have indirectly participated in more than 30 studies/trials worldwide conducted by:

Organization	Country	Areas of Testing with EB Device
UC San Diego	United States	Drugs of Abuse
NIH NIDA	United States	Drugs of Abuse
German Sports University	Germany	Sports Anti-Doping, Drugs of Abuse
Jena University Hospital	Germany	Therapeutic Drugs
University of Gent	Belgium	Drugs of Abuse, Therapeutic Drugs
Karolinska University Hospital	Sweden	Biomarkers, Drug of Abuse
University Hospital Schleswig-Holstein	Germany	Infectious Diseases COVID-19 (SARS-CoV-2 RNA)
ABF Labs	Germany	Biomarkers
Atomic Energy Commission	France	Biomarkers

with an additional 20 or more trials ongoing across a range of application specific areas. So far 80 substances have been detected across 25 categories using a commercial grade electrostatic filter membrane. A great amount of work and effort has been performed in the field of drug testing and anti-doping through collaborative partnerships with key industry players. Further work is planned to gather validation data and increase the IP portfolio. Our area of interest has been expanded to include more projects in the field of biomarker discovery.

Since the current distribution of our product is limited to research organizations, distribution is relatively easy as the product is sent to only a few locations. This level of business is supported by a large inventory of devices held in a flexible secure storage facility in Stockholm, Sweden. Any large quantity shipments of product are sent from Sweden. Sample and small quantity shipments are sent from the UK, where a small inventory is held at the home-office of the CEO. UK based inventory was established to facilitate ongoing operations during COVID-19 lock-down restrictions. All transportation of product is done using commercial courier services. All order processing steps, and associated paperwork is handled internally by the company’s accountant and management. The current production and delivery system functions well, even throughout the disruptions to business caused by COVID-19.

In the future, when appropriate, we will develop a larger scale production and delivery system whereby the processes will be outsourced to a 3rd party specialist manufacturing partner when required. This partner will source the piece parts, manufacture the product then assemble and package the kits before storing as inventory or drop shipping as order fulfillment. This will be done in a suitably certified facility with the relevant ISO or other quality control standards that are applicable to the medtech industry. This partner may also be used to provide all the logistical operations directly with vendors. This could include all order fulfillment requirements including any eventual volume supply agreements. There are many suitable partners available in the US and Europe who can provide the manufacturing capability as well as the entire suite of order fulfillment services into the medtech market.

While we believe that, from a technological and/or medical perspective, there are no material disadvantages to the use of our product in comparison to other commercially available alternative products. Our product is relatively new, and we currently have limited commercialization, sales and marketing experience. Our product will compete against alternative products that are well-established and are widely accepted. Many of our competitors are large, well-capitalized companies such as Abbott Labs, NMS Labs and LabCorp, with significantly greater market share and resources than we have. Our success will depend in part on our ability to increase adoption of our product, expand existing relationships with our potential customers, obtain regulatory clearances or approvals for our product, where necessary. We cannot provide any assurance that our EB device will receive any regulatory approvals to sell the product commercially.

Why ExaBreath?

We believe that ExaBreath is Safe - Simple - Effective

●	EB testing is suitable for drug testing such as anti-doping in sport.

●	EB is a quick, easy, and non-intrusive collection process.

●	EB is a one-time-use device to prevent cross-contamination.

●	EB is potentially less expensive to collect than some other matrices.

●	Unlike urine, the detection window of EB closely mimics that of blood so EB may be a better indication of recent use, which is likely to cause impairment (driving) or enhancement (sport).

Based upon our research, we believe that the statements we have made above are accurate. It will be up to regulatory agencies such as the FDA that will conduct an analysis regarding the accuracy of these statements. We believe that our filing with the FDA will not occur for 3-5 years. There is no assurance that any regulatory body will approve or clear our EB device for use.

Our Growth Strategy

Our mission is to provide a safe, effective, low cost, and easy-to-use device to support and improve outcomes for drug testing. We believe the following strategies will advance our mission and will contribute to our future success and growth.

●	Expand strategic partnership engagements to support future production and distribution systems.

●	Advance our EB device as a common method for collection of samples for drug testing.

●	Grow our specialized sales force across geographies to foster deeper relationships with partners, third party vendors and drive revenue growth.

●	Execute on our business model to expand and build an application specific EB device for the collection of samples for different applications and market sectors.

●	Leverage our EB Technology to develop new products that satisfy significant unmet testing needs such as biomarker discovery.

●	Drive profitability by scaling our business operations to achieve cost and production efficiencies.

At the present time any partnership that we have regarding the study of our device is on a study by study basis.  We do not have any specific relationships that require us to perform any of the functions that are being performed by the independent research organization. As we move forward we will work to develop strategic relationships that will be beneficial to both parties.  We provide the number of units requested by the research organization and bill them for the same. We do not provide any services during the clinical or pre-clinical study.

The Opportunity

We are in an omics revolution, and breathomics (exhaled breath) may offer one of the biggest opportunities to healthcare. SensaSure owns a transformative breath-based technology that can potentially:

1.	detect and diagnose diseases earlier,

2.	make roads and workplaces safer, and

3.	ensure cleaner sport

Exhaled breath contains aerosols which originate from lungs and blood. These aerosols contain revealing information for diagnostics, therapeutics, and analytics. SensaSure owns the core IP for the design of a collection device and the methodology to collect, extract and detect the non-volatile substances present within these aerosols using electret-based filter technology. This technology called ExaBreath (EB) may be able to displace blood, urine, and oral fluid collection processes in certain situations as a more convenient, reliable, and less costly alternative.

SensaSure’s testing methodology is a non-invasive way to measure chemicals in breath, for disease detection, exposure monitoring, and drug metabolism. Our core technology could be a major asset for medical research, healthcare, law enforcement, workplace drug testing and professional sport organizations. Through our subsidiary there are several patents that we hope will protect our device. The table under Intellectual Property/Patents, below, provides information regarding our patents.

Our EB device has not received any approval from a government agency in the European Union nor from the FDA. We can provide no assurance that any government regulatory body will clear our EB device for commercial use.

Intellectual property

Our success depends in part on our ability to obtain, maintain, protect and enforce our proprietary technology and intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect the intellectual property rights that we consider important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position.

We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, and others who may have access to our proprietary information. However, trade secrets and proprietary information can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets and proprietary information, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and proprietary information may otherwise become known or be independently discovered by competitors.

As of April 30, 2022, we own 4 issued U.S. patents with 2 currently being published and 105 issued foreign patents, relating to our current EB technology.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. We cannot be sure that our pending patent applications that we have filed or may file in the future will result in issued patents, and we can give no assurance that any patents that have issued or might issue in the future will protect our current or future products, will provide us with any competitive advantage, and will not be challenged, invalidated, or circumvented.

For more information regarding the risks related to our intellectual property, including the above referenced inter partes reviews, please see the section titled “Risk Factors— Risks Related to Our Intellectual Property.”

Our patents

Our patents applicable to our breath sampling device, both registered and pending, are listed in the following table (does not include trademarks and design rights):

#	COUNTRY	PATENT OR APPLICATION NO.	STATUS	EXPIRATION DATE (day/month/yr)	DESIGN SUBMISSION
1	Australia	AU2010294183B2	Registered/Granted	09/09/2030	Drug detection in exhaled breath
2	Austria	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
3	Austria	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
4	Austria	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
5	Austria	EP2823300A1	Registered/Granted	08/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
6	Austria	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
7	Belgium	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
8	Belgium	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
9	Belgium	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
10	Belgium	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample

#	COUNTRY	PATENT OR APPLICATION NO.	STATUS	EXPIRATION DATE (day/month/yr)	DESIGN SUBMISSION
11	Brazil	BR112012005198A2	Pending/Published	Pending	Drug detection in exhaled breath
12	Brazil	BR112013022982	Pending/Published	Pending	Portable sampling device and method for drug testing from exhaled breath
13	Canada	CA2771830C	Registered/Granted	09/09/2030	Drug detection in exhaled breath
14	Canada	CA3029712A1	Pending/Published	Pending	Drug detection in exhaled breath
15	Canada	CA2924107A1	Pending/Published	Pending	System and method for eluting and testing substance from exhaled aerosol sample
16	China	CN102498398A	Registered/Granted	09/09/2030	Drug detection in exhaled breath
17	China	CN103814294	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
18	China	CN105929145	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
19	China	CN102498398B	Registered/Granted	09/09/2030	System and method for drug detection in exhaled breath
20	Columbia	CO6870013A2	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
21	Denmark	DK2765420T3	Registered/Granted	09/09/2030	Drug detection in exhaled breath
22	Eurasian Patent Org.	EA023922B1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
23	Eurasian Patent Org.	EA028862B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
24	European Patent Office	EP2765420B1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
25	European Patent Office	EP 2361387	Registered/Granted	09/03/2032	Drug detection in exhaled breath
26	European Patent Office	EP2684043B1	Registered/Granted	09/03/2031	Portable sampling device and method for sampling drug substances from exhaled breath
27	European Patent Office	EP2518499A1	Registered/Granted	09/03/2031	Portable sampling device and method for drug detection from exhaled breath
28	European Patent Office	EP3667317A1	Pending/Published	08/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
29	European Patent Office	EP2823300	Registered/Granted	08/03/2023	Portable sampling device and method for detection of biomarkers in exhaled breath
30	European Patent Office	EP3336543A1	Pending/Published	11/09/2033	Drug detection in exhaled breath

#	COUNTRY	PATENT OR APPLICATION NO.	STATUS	EXPIRATION DATE (day/month/yr)	DESIGN SUBMISSION
31	European Patent Office	EP2895855B1	Registered/Granted	09/09/2030	System and method for eluting and testing substance from exhaled aerosol sample
32	Finland	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
33	Finland	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
34	Finland	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
35	France	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
36	France	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
37	France	EP2518499A1	Registered/Granted	09/03/2031	Portable sampling device and method for drug detection from exhaled breath
38	France	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
39	France	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
40	France	EP2823300A1	Registered/Granted	08/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
41	Germany	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
42	Germany	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
43	Germany	EP2518499A1	Registered/Granted	09/03/2031	Portable sampling device and method for drug detection from exhaled breath
44	Germany	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
45	Germany	EP2823300A1	Registered/Granted	08/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
46	Germany	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
47	Greece	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
48	Greece	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
49	Hungary	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
50	Hungary	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath

#	COUNTRY	PATENT OR APPLICATION NO.	STATUS	EXPIRATION DATE (day/month/yr)	DESIGN SUBMISSION
51	India	IN3168/CHENP/2012A	Pending	Pending	System and method for drug detection in exhaled breath
52	India	IN7561/CHENP/2013A	Pending	Pending	Portable sampling device and method for sampling drug substances from exhaled breath
53	Indonesia	ID2012/03568A	Registered/Granted	09/09/2030	Drug detection in exhaled breath
54	Indonesia	ID2014/04051	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
55	Ireland	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
56	Ireland	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
57	Italy	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
58	Italy	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
59	Italy	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
60	Italy	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
61	Japan	JP5992328B2	Registered/Granted	09/09/2030	Drug detection in exhaled breath
62	Japan	JP6332597B2	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
63	Mexico	MX2012002976A	Registered/Granted	09/09/2030	Drug detection in exhaled breath
64	Mexico	MX2013010242A	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
65	Netherlands	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
66	Netherlands	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
67	Netherlands	EP2518499A1	Registered/Granted	09/03/2031	Portable sampling device and method for drug detection from exhaled breath
68	Netherlands	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
69	Netherlands	EP2823300A1	Registered/Granted	08/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
70	Netherlands	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample

#	COUNTRY	PATENT OR APPLICATION NO.	STATUS	EXPIRATION DATE (day/month/yr)	DESIGN SUBMISSION
71	Norway	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
72	Norway	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
73	Norway	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
74	Poland	PL2684043T3	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
75	Poland	PL2895855T3	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
76	Portugal	PT2684043T	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
77	Portugal	PT2895855T	Registered/Granted	09/03/2032	System and method for eluting and testing substance from exhaled aerosol sample
78	Romania	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
79	Romania	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
80	South Africa	ZA201201304B	Registered/Granted	09/09/2030	Drug detection in exhaled breath
81	Spain	ES2659738T3	Registered/Granted	09/09/2030	Drug detection in exhaled breath
82	Spain	ES2484515T3	Registered/Granted	09/09/2030	Drug detection in exhaled breath
83	Spain	ES2613088T3	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
84	Spain	ES2627090T3	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
85	Sweden	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
86	Sweden	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
87	Sweden	EP2823300A1	Registered/Granted	08/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
88	Sweden	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
89	Sweden	EP2518499A1	Registered/Granted	09/03/2031	Portable sampling device and method for drug detection from exhaled breath
90	Sweden	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath

#	COUNTRY	PATENT OR APPLICATION NO.	STATUS	EXPIRATION DATE (day/month/yr)	DESIGN SUBMISSION
91	Switzerland	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
92	Switzerland	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
93	Switzerland	EP2518499A1	Registered/Granted	09/03/2031	Portable sampling device and method for drug detection from exhaled breath
94	Switzerland	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
95	Switzerland	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
96	Thailand	TH149794A	Registered/Granted	09/09/2030	System and method for drug detection in exhaled breath
97	Turkey	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
98	Turkey	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
99	Turkey	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
100	United Kingdom	EP2361387A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
101	United Kingdom	EP2765420A1	Registered/Granted	09/09/2030	Drug detection in exhaled breath
102	United Kingdom	EP2518499A1	Registered/Granted	09/03/2031	Portable sampling device and method for drug detection from exhaled breath
103	United Kingdom	EP2684043B1	Registered/Granted	09/03/2032	Portable sampling device and method for sampling drug substances from exhaled breath
104	United Kingdom	EP2823300A1	Registered/Granted	08/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
105	United Kingdom	EP2895855B1	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
106	United States	US9429564B2	Registered/Granted	11/09/2033	System and method for eluting and testing substance from exhaled aerosol sample
107	United States	US9977011B2	Registered/Granted	01/02/2035	Portable sampling device and method for sampling drug substances from exhaled breath
108	United States	US20180306775A1	Pending/Published	Pending	Portable sampling device and method for sampling drug substances from exhaled breath
109	United States	US10520439B2	Registered/Granted	15/12/2031	System and method for drug detection in exhaled breath
110	United States	US10359417B2	Registered/Granted	25/03/2033	Portable sampling device and method for detection of biomarkers in exhaled breath
111	United States	US20200109630A1	Pending/Published	Pending	System and method for drug detection in exhaled breath

Unless otherwise noted, patent in multiple countries through the European Patent Organization.

WIPO – World Intellectual Property Organization (https://www.wipo.int/portal/en/)

USPTO – United States Patent and Trademark Office (uspto.gov)

EPO – European Patent Organization (espacenet.com)

DIP – Department of Intellectual Property, Thailand (patentsearch.ipthailand.go.th/DIP2013/simplesearch.php)

Competition

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete or plan to compete with manufacturers and distributors of biologic chemical testing medical devices. Our most notable competitors in the highly competitive field include Draeger, Respiratory Research Inc., Hound Labs and Cannabix Technologies Inc. Some competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

●	significantly greater name recognition;

●	broader or deeper relations with healthcare professionals, customers and third-party payors;

●	more established distribution networks;

●	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;

●	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and

●	greater financial and human resources for product development, sales and marketing and patent prosecution

Management considers the competition for SensaSure’s EB technique to consist of two main components. The first originates from the existing base of established biological specimen collection procedures. This includes sample collection types such as blood, urine, oral fluid, hair, etc. In certain applications some of these methods have been established for many decades and each offers certain advantages and disadvantages depending on the specific requirements needed. There is a vast number of companies who supply the collection kits for these matrices and many labs who have the procedures and assays to analyze multiple specimen types. Since the EB method is a back-to-lab type test, SensaSure will rely upon this existing lab infrastructure for breath testing analysis in areas such as in forensic toxicology, pharmacology (pharmacokinetics), and clinical biochemistry. We know this is a practical consideration since the EB method has been evaluated is multiple labs worldwide with data published in peer reviewed technical papers. SensaSure may engage with manufacturing partners who also produce collection kits for other matrices.

The second type of competition consists of suppliers offering other breath sample collection procedures and kits. Some of these are new ‘breathalyzer’ type instruments for detection of drugs such as cannabis in exhaled breath. These are screening devices. Results from lab-based analysis are considered confirmatory. Other types of devices are for capturing biomarkers in breath and are primarily aimed at the collection of volatiles. Some of these devices are active, complicated, bulky, and costly. Also, there is limited data to support the effectiveness, applicability, and reproducibility of these newer method types and equipment. SensaSure’s method was designed to overcome all these shortcomings. Data that supports this has been published by independent labs. None of the research, studies, and field trials that supports this published data was funded by SensaSure.

Studies and Clinical Trials

The first method procedures for EB were published in March 2015 by the Karolinska Institute in Stockholm to detect multiple drugs of abuse. The EB device has been used extensively for workplace drug testing in Sweden.

There are multiple projects running across a range of application specific studies in areas such as law enforcement (cannabis breathalyzers), workplace drug testing, therapeutics, infectious disease testing, and sport anti-doping. Collaborative partnerships have been established in key areas and additional published data from ongoing studies and pilots is expected.

In early 2016, doping control in sport was identified as a ‘sweet spot’ for EB and prioritized as the target market. EB provides the anti-doping community with significant scientific, performance and logistical benefits at all stages of the process. EB offers athletes and doping control officers a quick, simple, hygienic, and non-intrusive collection procedure. It gives analytical labs and sports governing authorities the opportunity to enhance the accuracy and effectiveness of their anti-doping programs as well as reduce overall administrative and logistical support costs.

Also in 2016, as part of a global investment initiative in anti-doping research, the Partnership for Clean Competition (PCC) (www.cleancompetition.org/about/), funded a pilot study to assess the suitability and applicability of EB as an alternative bio matrix in anti-doping. This lab study was undertaken at the World Anti-Doping Agency (WADA) accredited lab in Cologne (Germany) by Dr Mario Thevis and his team. Dr Thevis is recognized as a leading world expert in the field of doping control. The Institute of Biochemistry of the German Sport University Cologne is one of the most established doping laboratories in the world. The study’s results were positive, and the proof-of-concept data was published in May 2017.

During 2017, the PCC funded a second larger follow-on EB lab study, also performed by Dr Thevis. This study focused on substances prohibited for in-competition testing; it too was successful. The study’s data was presented to lab directors at the 36th International Workshop on Doping Analysis (Cologne, April 2018). Further PCC funded labs studies are ongoing.

Based on the positive method characterization and validation data from both of Dr Thevis’ studies, together with data from multiple other non-sport studies/trials performed over the last eight years by various research institutes such as the Karolinska in Sweden and the National Institute on Drug Abuse (NIDA) in Baltimore, the decision was made to proceed with an EB field study in sport.

The PCC initiated an IRB-approved field trial and user survey for in-competition testing of athletes to establish ease-of-use and athlete acceptance. A new anti-doping specific EB sample collection kit was designed, developed, and produced in quantity to support the field trial. This new device/kit was funded by the PCC.

The trial was undertaken by existing MLB partners. CDT doping control services based in Los Angeles, collected samples from 521 MiLB players across several US teams. SMRTL, a WADA-accredited lab in Salt Lake City, analyzed the samples (across 3 matrices). The trial’s data was presented to lab directors at the 37th International Workshop on Doping Analysis (Cologne, Feb. 2019). This field trial was funded by the PCC.

The following table provides the name of the organization and at least four of the main areas in which they tested our EB device and published their positive results:

Organization	Country	Areas of Testing with EB Device
UC San Diego	United States	Drugs of Abuse
NIH NIDA	United States	Drugs of Abuse
German Sports University	Germany	Sports Anti-Doping, Drugs of Abuse
Jena University Hospital	Germany	Therapeutic Drugs
University of Gent	Belgium	Drugs of Abuse, Therapeutic Drugs
Karolinska University Hospital	Sweden	Biomarkers, Drug of Abuse
University Hospital Schleswig-Holstein	Germany	Infectious Diseases COVID-19 (SARS-CoV-2 RNA)
ABF Labs	Germany	Biomarkers
Atomic Energy Commission	France	Biomarkers

The following table provides a list of studies, trials, and pilot programs that used the EB device and method. This published data by 3rd parties research organizations may be used to support any 510(K) type applications with the FDA or comparable agencies.

45

2022 July (USA). Examining impairment and kinetic patterns associated with recent use of hemp-derived Δ8-tetrahydrocannabinol: case studies

https://pubmed.ncbi.nlm.nih.gov/35799289/     (Open access paper)

44	2022 May (USA). Indeterminacy of cannabis impairment and ∆9-tetrahydrocannabinol (∆9-THC) levels in blood and breath. https://www.nature.com/articles/s41598-022-11481-5 (Open access paper)

43

2022 Jan. (Germany). Probing for factors influencing exhaled breath drug testing in sports - pilot studies focusing on the tested individual's tobacco smoking habit and sex.

https://pubmed.ncbi.nlm.nih.gov/35094434/     (Open access paper)

42	2021 Nov. (USA) + A comprehensive breath test that confirms recent use of inhaled cannabis within the impairment window. https://www.nature.com/articles/s41598-021-02137-x/ (Open access paper)

41	2021 July (Germany). SARS-CoV-2: Viral Loads of exhaled breath and oronasopharyngeal specimens in hospitalized patients with COVID-19 https://pubmed.ncbi.nlm.nih.gov/34242768/ (Open access paper)

40

2021 June (Germany). Identification of biomarkers specific to five different nicotine product user groups: Study protocol of a controlled clinical trial.

https://pubmed.ncbi.nlm.nih.gov/34189337/     (Open access paper)

39

2021 March (China, Singapore, UK, Switzerland). Online real-time monitoring of exhaled breath particles reveals unnoticed transport of non-volatile drugs from blood to breath.

https://pubmed.ncbi.nlm.nih.gov/33724781/     (Open access paper)

38	2021 Feb. (Sweden). Peanuts in the air - clinical and experimental studies. https://pubmed.ncbi.nlm.nih.gov/33548082/

37	2020 Dec. (France). Characterization of cannabidiol in alternative biological specimens and urine, after consumption of an oral capsule. https://pubmed.ncbi.nlm.nih.gov/33330903/

36	2020 Aug. (Germany). Probing for the presence of doping agents in exhaled breath using chromatographic/mass spectrometric approaches. https://pubmed.ncbi.nlm.nih.gov/32881194/ (Open access paper)

35	2020 Feb. (Canada). Evaluation of breath and plasma tetrahydrocannabinol concentration trends post-cannabis exposure in medical cannabis patients. https://www.ncbi.nlm.nih.gov/pmc/articles/PMC7173673/

34

2019 Oct. (Sweden). Pharmacokinetics of methylphenidate and ritalinic acid in plasma correlations with exhaled breath and oral fluid in healthy volunteers.

https://www.ncbi.nlm.nih.gov/pubmed/31786618     (Open access paper)

33	2019 Sept. (USA). Validation of a liquid chromatography tandem mass spectrometry (LC-MS/MS) method to detect cannabinoids in whole blood and breath. https://www.ncbi.nlm.nih.gov/pubmed/31527291

32	2019 Aug. (USA). Investigating oral fluid and exhaled breath as alternative matrices for anti-doping testing: Analysis of 521 matched samples. https://www.ncbi.nlm.nih.gov/pubmed/31430626

31	2019 June (Belgium). Measuring antibiotics in exhaled air in critically ill, non-ventilated patients: A feasibility and proof of concept study. https://pubmed.ncbi.nlm.nih.gov/30745285/

30	2019 April (Sweden). First evaluation of the possibility of testing for drugged driving using exhaled breath sampling. https://www.ncbi.nlm.nih.gov/pubmed/31039047 (Open access paper)

29	2019 March (Germany). Does oral fluid contribute to exhaled breath samples collected by means of an electret membrane? https://onlinelibrary.wiley.com/doi/full/10.1002/dta.2597 (Open access paper)

28

2018 April (France). Evaluation of a new method for the collection and measurement of 8-isoprostane in exhaled breath for future application in nanoparticle exposure biomonitoring.

https://www.ncbi.nlm.nih.gov/pubmed/29651988

27	2018 March (Sweden). Drug abuse screening with exhaled breath and oral fluid in adults with substance use disorder. https://www.ncbi.nlm.nih.gov/pubmed/29575801

26	2018 Jan. (Sweden). A liquid chromatography and tandem mass spectrometry method to determine 28 non-volatile drugs of abuse in exhaled breath. https://www.ncbi.nlm.nih.gov/pubmed/29059614

25

2017 Dec. (Sweden). Two techniques to sample non-volatiles in breath—exemplified by methadone. https://www.ncbi.nlm.nih.gov/pubmed/29220343

http://www.iopscience.iop.org/article/10.1088/1752-7163/aa8b25/pdf     (Open access paper)

24

2017 May (Germany). Expanding analytical options in sports drug testing: mass spectrometric detection of prohibited substances in exhaled breath.

http://onlinelibrary.wiley.com/doi/10.1002/rcm.7903/epdf     (Open access paper)

23	2016 Oct. (Germany). Sports drug testing using complementary matrices: Advantages and limitations. https://www.ncbi.nlm.nih.gov/pubmed/27040951

22	2016 Oct. (France). Characterization of metizolam, a designer benzodiazepine, in alternative biological specimens. https://www.sciencedirect.com/science/article/pii/S2352007816302050

21	2016 July (France). Detection of Δ9-Tetrahydrocannabinol in exhaled breath after cannabis smoking and comparison with oral fluid. https://link.springer.com/article/10.1007/s11419-016-0333-x

20

2016 June (Belgium). Δ9-Tetrahydrocannabinol concentrations in exhaled breath and physiological effects following cannabis intake - a pilot study using illicit cannabis.

https://www.ncbi.nlm.nih.gov/pubmed/27288550

19	2016 June (France). Testing for methadone and EDDP in exhaled breath collected with ExaBreath: Comparison with oral fluid and urine. http://www.sciencedirect.com/science/article/pii/S2352007816000305

18	2016 March (Sweden). Characterization of exhaled breath particles collected by an electret filter technique. http://www.ncbi.nlm.nih.gov/pubmed/26987381

17

2016 Feb. (France). Testing for drugs in exhaled breath collected with ExaBreath in a drug dependence population: Comparison with data obtained in urine after LC-MS/MS analyses.

http://www.ncbi.nlm.nih.gov/pubmed/26222873

16	2016 Jan. (Sweden). Potential of mass spectrometry in developing clinical laboratory biomarkers of non-volatiles in exhaled breath. http://www.ncbi.nlm.nih.gov/pubmed/26578691

15	2015 Nov. (Sweden). Measurement of lung phosphatidylcholines in exhaled breath particles by a convenient collection procedure. http://www.ncbi.nlm.nih.gov/pubmed/26505278

14

2015 Dec. (Sweden). First report on the pharmacokinetics of tramadol and O-desmethyltramadol in exhaled breath compared to plasma and oral fluid after a single oral dose.

http://www.ncbi.nlm.nih.gov/pubmed/26388171 http://www.karolinska.se/contentassets/d5474c5480ca47778a14656b2f0926c1/tramadol-pharmacokinetics-in-exhaled- breath-oral-fluid-and-plasma.pdf

13	2015 Sept. (Sweden). Study on the origin and collection of exogenous compounds in exhaled breath aerosol particles. Abstract only. http://erj.ersjournals.com/content/46/suppl_59/PA2095

12

2015 May (Sweden). Phosphatidylethanols in breath: a possible non-invasive screening test for heavy alcohol consumption.

http://clinchem.aaccjnls.org/content/61/7/991

http://clinchem.aaccjnls.org/content/clinchem/61/7/991.full.pdf

11	2015 April (Sweden). Application of drug testing using exhaled breath for compliance monitoring of drug addicts in treatment. http://www.ncbi.nlm.nih.gov/pubmed/25562730

10

2015 March (Sweden). Method validation and application of a liquid chromatography-tandem mass spectrometry method for drugs of abuse testing in exhaled breath. http://www.ncbi.nlm.nih.gov/pubmed/25687804

http://www.cannabisskunksense.co.uk/uploads/site-files/1-s2.0-S1570023215000720-main.pdf https://www.elsevier.com/about/press-releases/research-and-journals/researchers-develop-first-validated-method-of- detecting-drugs-of-abuse-in-exhaled-breath

9	2015 Jan. (Sweden). Clinical trial of a new technique for drugs of abuse testing: A new possible sampling technique. http://www.ncbi.nlm.nih.gov/pubmed/25312474

8	2014 Aug. (USA NIDA). Quantification of cocaine and metabolites in exhaled breath by liquid chromatography-high-resolution mass spec following controlled administration of intravenous cocaine.
http://www.ncbi.nlm.nih.gov/pubmed/25129634

7	2014 Aug. (Sweden). Determination of amphetamine and methylphenidate in exhaled breath of patients ADHD treatment. http://www.ncbi.nlm.nih.gov/pubmed/24452069

6

2014 June (Belgium). Δ9-Tetrahydrocannabinol concentrations in exhaled breath related to physiological effects following cannabis smoking.

http://www.sciencedirect.com/science/article/pii/S235200781470037X

5	2014 May (USA NIDA) + NIDA Notes. https://www.drugabuse.gov/news-events/nida-notes/2014/05/device-detects-marijuana-in-breath-hours-after-smoking

4	2014 Jan. (Sweden). Exhaled breath for drugs of abuse testing - evaluation in criminal justice settings. http://www.ncbi.nlm.nih.gov/pubmed/24438778

3	2013 Dec. (USA NIDA). Cannabinoids in exhaled breath following controlled administration of smoked cannabis. https://www.ncbi.nlm.nih.gov/pmc/articles/PMC4537523/ http://clinchem.aaccjnls.org/content/60/9/1235 http://clinchem.aaccjnls.org/content/60/9/1236

2

2013 April (Sweden). Detection of drugs of abuse in exhaled breath using a device for rapid collection: comparison with plasma, urine, and self-reporting in 47 drug users.
http://www.alna.se/sites/default/files/journal_of_breath_research_2013.pdf

https://www.ncbi.nlm.nih.gov/pubmed/23619392

1	2012 Dec. (Sweden). Detection of drugs of abuse in exhaled breath from users following recovery from intoxication. http://jat.oxfordjournals.org/content/36/9/638.full.pdf

Government Regulation

United States

Our products are medical devices subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA’s Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, or a pre-market approval from the FDA. Generally, if a new device has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a PMA is required. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from pre-market notification under section 510(k) of the FD&C Act, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, post market surveillance, patient registries and guidance documents. A manufacturer may be required to submit to the FDA a pre-market notification requesting permission to commercially distribute some Class II devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA. However, there are some Class III devices for which FDA has not yet called for a PMA. For these devices, the manufacturer must submit a pre-market notification and obtain 510(k) clearance in orders to commercially distribute these devices. The FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a pre-market notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, which is a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976. By regulation, a pre-market notification must be submitted to the FDA at least 90 days before we intend to distribute a device. As a practical matter, clearance often takes significantly longer. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the pre-market notification demonstrates that the device is equally safe and effective and does not raise different questions of safety and effectiveness. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will place the device into Class III.

There are three types of 510(k)s: traditional; special; and abbreviated. Special 510(k)s are for devices that are modified and the modification needs a new 510(k) but does not affect the intended use or alter the fundamental scientific technology of the device. Abbreviated 510(k)s are for devices that conform to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review, and the FDA intends to process special 510(k)s within 30 days of receipt. We believe that our filing with the FDA will not occur for 3-5 years.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure.

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

Pre-market Approval Pathway

A pre-market approval application must be submitted to the FDA for Class III devices for which the FDA has required a PMA. The pre-market approval application process is much more demanding than the 510(k) pre-market notification process. A pre-market approval application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction reasonable evidence of safety and effectiveness of the device.

After a pre-market approval application is submitted, the FDA has 45 days to determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has 180 days to review a filed pre-market approval application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device.

Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision-making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (“QSR”). The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.

Upon completion of the PMA review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset.

Clinical Trials

Clinical trials are almost always required to support pre-market approval and are sometimes required for 510(k) clearance. In the United States, for significant risk devices, these trials require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. The FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

Sponsors of clinical trials of devices are required to register with clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration.

Ongoing Regulation by the FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

●	medical device reporting regulations, which require that manufactures report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

●	corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and

●	post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly a pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance, the FDA may retroactively require us to seek 510(k) clearance or possibly a pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.

Some changes to an approved PMA device, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new PMA or PMA supplement, as appropriate, before the change can be implemented. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the device covered by the original PMA. The FDA uses the same procedures and actions in reviewing PMA supplements as it does in reviewing original PMAs.

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services (“CDHS”), requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with the QSR. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

●	warning or untitled letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications, voluntary or mandatory recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	delay in processing submissions or applications for new products or modifications to existing products;

●	withdrawing approvals that have already been granted; and

●	criminal prosecution.

The Medical Device Reporting laws and regulations require us to provide information to the FDA when we receive or otherwise become aware of information that reasonably suggests our device may have caused or contributed to a death or serious injury as well as a device malfunction that likely would cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for off-label use. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Newly discovered or developed safety or effectiveness data may require changes to a product’s labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory clearance or approval of our products under development.

We would also be subject to other federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices.

European Union

Our products are regulated in the European Union as medical devices per the European Union Directive (93/42/EEC), also known as the Medical Device Directive. An authorized third party, Notified Body, must approve products for CE marking. The CE Mark is contingent upon continued compliance to the applicable regulations and the quality system requirements of the ISO 13485 standard.

Other Regions

Most major markets have different levels of regulatory requirements for medical devices. Modifications to the cleared or approved products may require a new regulatory submission in all major markets. The regulatory requirements, and the review time, vary significantly from country to country. Products can also be marketed in other countries that have minimal requirements for medical devices.

Fraud and Abuse and Other Healthcare Regulations

Federal and state governmental agencies and equivalent foreign authorities subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers of our products. Federal healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or other federally funded healthcare programs. Patient privacy statutes and regulations by foreign, federal and state governments may also apply in the locations in which we do business. Descriptions of some of the U.S. laws and regulations that may affect our ability to operate follows.

Federal Healthcare Anti-Kickback Statute

The federal healthcare Anti-Kickback Statute (“Anti-Kickback Statute”) prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good or service for which payment may be made, in whole or in part, by federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities, such as reimbursement support programs, educational and research grants or charitable donations. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or regulatory safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all facts and circumstances.

Federal Civil False Claims Act

The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the federal civil False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. Most private citizen actions are declined by the Department of Justice or dismissed by federal courts. However, the investigation costs for a company can be significant and material even if the allegations are without merit. Various states have adopted laws similar to the federal civil False Claims Act, and many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government. Medical device manufacturers and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

Healthcare Fraud Statute

The federal Health Insurance Portability and Accountability Act (“HIPAA”) and its implementing regulations created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.

Sunshine Act

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually with certain exceptions to CMS information related to payments or other transfers of value made to a physician or teaching hospital, or to a third party at the request of a physician or teaching hospital, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

Patient Data Privacy

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), and their implementing regulations impose obligations on covered entities, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as business associates that provide services involving the use or disclosure of personal health information to or on behalf of covered entities. These obligations, such as mandatory contractual terms, relate to safeguarding the privacy and security of protected health information. Many states also have laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Other State Laws

Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 (“BBA”) increased the criminal and civil penalties that can be imposed for violating certain federal healthcare laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and other patient support programs, including bringing criminal charges or civil enforcement actions under the Anti-Kickback Statute, federal civil False Claims Act and violations of healthcare fraud and HIPAA privacy provisions.

Enforcement and Penalties for Noncompliance with Fraud and Abuse Laws and Regulations

Compliance with these federal and state laws and regulations requires substantial resources. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs such as the Medicare and Medicaid programs, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations. Companies settling federal civil False Claims Act, Anti-Kickback Statute and other fraud and abuse cases also may be required to enter into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General in order to avoid exclusion from participation (i.e., loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance.

For additional information regarding obligations under federal healthcare statues and regulations, please see the section titled “Risk Factors—If we fail to comply with U.S. federal and state fraud and abuse laws and regulations, including those relating to kickbacks and false claims for reimbursement, we could face substantial penalties and our business operations and financial condition could be adversely affected.

United States Healthcare Reform

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system.

For example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act (collectively, the “ACA”), was enacted. The ACA contains a number of significant provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The ACA, among other things, imposes an excise tax of 2.3% on the sale of most medical devices.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed, and enacted federal and state legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control product costs. Additionally, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase, and which suppliers will be included in their healthcare programs.

Human Capital Resources

As of April 30, 2022, we had 1 employee, our President and Chairman John Trainor. Our employee is note represented by a collective bargaining agreement and we have never experienced difficulties with our employee. We believe our employee relations are good.

Facilities

We do not produce our EB devices. We rely upon specialist manufacturing partners. EB devices are currently not in manufacture as we hold an inventory able to support rapid high-volume shipments worldwide. Our first-generation devices were made for Sensa Bues AB by a manufacturer in Sweden. In total about 50,000 devices have been sourced and an inventory is held in Europe. These first-generation devices are our reference design for evaluation purposes and to support sales activities.

The current storage of our inventory, and for the last several years, has been done at a secure commercial business storage facility in Stockholm, Sweden. This type of facility allows for flexible arrangements on the volume of storage required. Also, the location allows for easy access by local management for the purposes of arranging shipping of larger volumes of devices and for the annual inventory audit by our local auditor in Stockholm. Sample and small quantity shipments are sent from the UK, where a small inventory is held at the home-office of the CEO. This is approximately 30 cubic feet of storage space within the home office. This UK based inventory was established to facilitate ongoing operations during COVID-19 lock-down restrictions. This also ensures fast turnaround time for evaluation sample requests.

Due to the COVID-19 pandemic, the current operational management of the company are all home-office based primarily in the UK and Sweden. Considering the current capability and trend toward working from home, the management sees the need to continue offering flexible home-office based working arrangements for existing as well as any new employees. New employees will likely be added in the USA to provide local support for commercialization plans in the target market sectors and will be home office based to ensure optimal flexibility and resilience for ongoing operations.

Our second-generation device is similar to the first-generation device but with additional features and functionality incorporated into the design at the request of our sports anti-doping partners. These application specific units, used in a large field trial for sport by Major League Baseball, were designed and manufactured in the USA.

Manufacturing of the 2nd gen EB device can be re-started if more units are required. This would involve an approximate 8-week lead-time. Alternatively, if a modified version of the EB device is required, the lead time for this unit would be dependent upon the new specification.

We anticipate the eventual outsourcing of manufacturing, storage, and delivery operations to a specialist logistics partner. Such partners can offer a flexible and scalable operation that can be highly responsive in terms of operational scope and product volumes.

This partner will source the piece parts, manufacture the product then assemble and package the kits before storing as inventory or drop shipping as order fulfillment. This will be a suitable facility in terms of level of expertise, scale, and certification. The relevant ISO or other quality control standards will be met as applicable to the medtech industry. This partner may also be used to provide all the logistical operations directly with vendors. This could include all order fulfillment requirements including any eventual volume supply agreements. There are many suitable partners available in the US and Europe who can provide the manufacturing capability as well as the entire suite of order fulfillment services into the medtech market.

Legal Proceedings

We may be subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing management has no knowledge of any current or foreseeable legal proceedings.

 .

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included detailed compensation information for only our three most highly compensated executive officers and have not included a compensation discussion and analysis, or CD&A, of our executive compensation programs in this report. In addition, for so long as we are an “emerging growth company,” we will not be required to:

●	engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes–Oxley Act of 2002, or the Sarbanes–Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes;” or

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparison of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an “emerging growth company” can use the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the earliest to occur of:

●	our reporting $1 billion or more in annual gross revenues;

●	our issuance, in a three-year period, of more than $1 billion in non-convertible debt;

●	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; and

●	December 31, 2027.

We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.

Finally, we are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company) and accordingly may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all the other information contained in this annual report, including our financial statements and related notes, before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all your investment.

Risks Related to Our Business and Products

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We have reported net losses of $1,047,609 and $896,316 for the year ended April 30, 2022 and 2021, respectively. As a result of these losses, as of April 30, 2022, we had a total deficit of approximately $463,205. At April 30, 2022 we had $437,147 in cash and restricted cash held in trust, and an accumulated deficit of $4,433,352. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand our customer base, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase after we became a public company due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

Our EB product is not approved or cleared by any governmental body for sale or use.

We currently sell our product for research purposes only in order to gather method validation data. All studies, trials, and projects are undertaken by 3rd party organizations who get the necessary ethics/IRB approvals to use the device and perform the research across a wide range of application areas. These sales are made to a very limited market segment.

We have not applied to any governmental agency for approval of our EB device for commercial sale or use. Unless we are able to secure the appropriate approvals by the various government agencies throughout the world our sales will be very limited, and we will not be able to expand our sales.

Our success depends on our EB technology (our ExaBreath Technology). If we are unable to successfully produce, market and sell products incorporating our EB Technology, our business prospects will be significantly harmed, and we may be unable to achieve revenue growth.

Our future financial success will depend substantially on our ability to effectively and profitably produce, market and sell our products incorporating our EB Technology. The commercial success of our product and any of our planned or future products will depend on a number of factors, including the following:

●	the actual and perceived effectiveness and reliability of our product, especially relative to alternative products;

●	the prevalence and severity of any adverse user events involving our products;

●	the results of usage of our product;

●	our ability to obtain regulatory approval to market our planned or future products for use in drug testing in the United States;

●	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or collection methods by our product;

●	the degree to which our products are covered and receive adequate reimbursement from third-party payors, including governmental and private insurers;

●	the degree to which our product is accepted;

●	our ability to obtain, maintain, protect, and enforce our intellectual property rights in and to our EB Technology and our products that incorporate our EB Technology;

●	achieving and maintaining compliance with all regulatory requirements applicable to our products;

●	the extent to which we are successful in educating users about EB technology in general, and the benefits of our product;

●	the strength of our marketing and distribution infrastructure;

●	the effectiveness of our and our distributors’ marketing and sales efforts in the United States and abroad, including our efforts to build out our sales team;

●	the level of education and awareness among users concerning our product;

●	our reputation among third party users of our product;

●	our ability to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices (“cGMP”) and Quality Systems Regulations (“QSR”); and

●	whether we are required by the FDA or comparable non-U.S. regulatory authorities to get government approval for the use of our products.

If we fail to successfully market and sell our product, we will not be able to achieve profitability, which will have a material adverse effect on our business, financial condition, and results of operations. Our ability to grow our revenue in future periods will depend on our ability to successfully penetrate our target markets and increase sales of our product and any new product or product that we introduce, which will, in turn, depend in part on our success in growing our user base and driving increased use of our products. New products may also need to be approved or cleared by the FDA and comparable non-U.S. regulatory agencies to drive revenue growth. If we cannot achieve revenue growth, it could have a material adverse effect on our business, financial condition, and results of operations.

We currently third-party manufacture and sell a product that is used by a limited number of companies, which could negatively affect our operations and financial condition.

Currently, our product consists primarily of our EB device for sample collection by labs and research organizations in the European Union and in the United States. Therefore, we are dependent on limited market adoption of this product, and we will continue to be dependent on the success of this product for the foreseeable future. There can be no assurance that our product will gain a substantial degree of market acceptance among physicians, healthcare providers or other third-party users. Our failure to successfully increase sales of this product or any other event impeding our ability to sell this product would result in a material adverse effect on our business, financial condition, and results of operations.

For our company to thrive, we must lead and benefit from a shift in thinking about the role of exhaled breath as a sample collection device in drug detection.

The use of breath as a testing methodology for multiple chemical indications is a new concept. A shift in thinking in the method of collection of drug samples for testing is needed for the successful market acceptance of our product. We will need to educate users of our EB device about the safety, efficacy, necessity, and efficiency of our product. This will require educating them about the benefits of our technology. We believe that focusing on exhaled breath is a paradigm shift in the collection of samples because other methods of collection have not specifically focused on this source for sample collection. The failure of our marketing and executive teams to drive this shift in thinking among doctors, users, third-party payors, and regulators could adversely affect our ability to grow the business.

We currently have limited sales or marketing capabilities. If we are unable to establish effective sales and marketing capabilities or if we are unable to enter into agreements with third parties to commercialize our product, we may not be able to effectively generate product revenue, sustain revenue growth and compete effectively.

We currently have limited sales or marketing capabilities. Our sales were $6,423 and $12,572 for the years ended April 30, 2022 and 2021, respectively. Building the requisite sales, marketing or distribution capabilities will be expensive and time-consuming and will require significant attention from our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our product. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of our product. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products.

We may expend our limited resources to pursue a particular product and fail to capitalize on products that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on a specific product. As a result, we may forgo or delay pursuit of other opportunities with others that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular potential product, we may relinquish valuable rights to that potential product through future collaborations, licenses, and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such potential product.

In the future our product may become obsolete, which would negatively affect operations and financial condition.

The medical device industry is characterized by rapid and significant change. There can be no assurance that other companies will not succeed in developing or marketing devices and products that are more effective than our ExaBreath (EB) device or that would render our EB device obsolete or noncompetitive. Additionally, new procedures for sample collection could be developed that replace or reduce the importance of our product. Accordingly, our success will depend in part on our ability to respond quickly to medical and other changes through the development and introduction of new products. Product development involves a high degree of risk, and there can be no assurance that our new product development efforts will result in any commercially successful products.

The commercial success of our product will depend upon attaining significant market acceptance of this product among physicians, healthcare payors and the medical community.

Our success will depend, in part, on the acceptance of our product as safe, useful and, with respect to providers, cost effective. We cannot predict how quickly, if at all, our product will be accepted or, if accepted, how frequently it will be used. Our product and planned or future products we may develop or market may never gain broad market acceptance among physicians and the medical community for some or all of our targeted usage. Healthcare providers must believe that our product offers benefits over alternative methods. The degree of market acceptance of our product will depend on a number of factors, including:

●	whether physicians and others in the medical community consider our product to be safe and cost effective;

●	the potential and perceived advantages of our product over alternative sample collection methods;

●	the possibility of any side effects associated with using our product;

●	product labeling or product insert requirements by the FDA or other non-US regulatory authorities;

●	limitations or warnings contained in the labeling cleared or approved by the FDA or other non-US authorities;

●	the convenience and ease of use of our product relative to alternative sample collection methods;

●	pricing pressure, including from group purchasing organizations (“GPOs”), seeking to obtain discounts on our product based on the collective buying power of the GPO members;

●	the availability of coverage and adequate reimbursement for the use of our product from third-party payors, including government authorities;

●	the willingness of users to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors, including government authorities;

●	the effectiveness of our sales and marketing efforts for our product

Even if our product achieves market acceptance, it may not maintain that market acceptance over time if competing products or technologies, which are more cost effective or received more favorably, are introduced. Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition, and results of operations.

The size of the market for our current and future products have not been established with precision and may be smaller than we estimate.

Our estimates of the annual total addressable markets for our current product and products under development are based on internal and third-party estimates, including, without limitation, the number of drug tests administered and the assumed prices at which we can sell our EB device for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of drug tests that would benefit from our product, the price at which we can sell our device, or the annual total addressable market for our product is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

We have limited commercial manufacturing experience and may experience development or manufacturing problems or delays in producing our product and planned or future products that could limit the potential growth of our revenue or increase our losses.

We have limited experience in commercially manufacturing our product and no experience manufacturing this product in the volume that we anticipate will be required if we achieve planned levels of commercial sales. The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect. Our failure to obtain required components or sub-assemblies when needed and at a reasonable cost would adversely affect our business. As a result, we may not be able to develop and implement efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our existing, planned, or future products in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design, and production standards required to market our products successfully.

We may encounter unforeseen situations in the manufacturing and assembly of our product that would result in delays or shortfalls in our production. For example, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin and adversely impact our business. Conversely, if demand for our products shifts such that a manufacturing facility is operated below its capacity for an extended period, we may adjust our manufacturing operations to reduce fixed costs, which could lead to uncertainty and delays in manufacturing times and quality during any transition period.

If our manufacturing activities are adversely impacted or if we are otherwise unable to keep up with demand for our products by successfully manufacturing, assembling, testing, and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our product could be adversely affected and our customers might instead purchase our competitors’ products, which would have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to compete successfully with larger companies in our highly competitive industry.

There are numerous sample collection methods. Many of these methods are well-established and are widely accepted by physicians, users, and third-party payors. Third-party payors may encourage the use of competitors’ products. In addition, many companies are developing products, and we cannot predict what the standard of care will be in the future.

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete or plan to compete with manufacturers and distributors of sample collection devices. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. We also compete with smaller medical device companies that have single products or a limited range of products. Some of our competitors have:

●	significantly greater name recognition;

●	broader or deeper relations with healthcare professionals, customers, and third-party payors;

●	more established distribution networks;

●	additional lines of products and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;

●	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and

●	greater financial and human resources for product development, sales and marketing and patent litigation.

We believe that our ExaBreath device, our focus on drug testing sample collection and our organizational culture and strategy, will be important factors in our future success. We compete primarily on the basis that our product will be regarded as safe and effective, with improved outcomes and procedural cost savings. Our continued success depends on our ability to:

●	develop innovative, proprietary products that can cost-effectively address significant sample collection needs;

●	continue to innovate and develop scientifically advanced technology;

●	obtain and maintain regulatory clearances or approvals;

●	demonstrate efficacy in our sponsored and third-party clinical trials and studies;

●	apply our technology across product lines and markets;

●	attract and retain skilled research and development and sales personnel; and

●	cost-effectively manufacture and successfully market and sell products.

In addition, competitors with greater financial resources than ours could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing products, which may cause our revenue to decline and would harm our business.

Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Because of the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our product, which would have a material adverse effect on our business, financial condition and results of operations.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the level of demand for our product which may vary significantly;

●	expenditures that we may incur to acquire, develop, or commercialize additional products and technologies;

●	the timing and cost of obtaining regulatory approvals or clearances for planned or future products or innovations;

●	the rate at which we grow our sales force and the speed at which newly hired salespeople become effective, and the cost and level of investment therein;

●	the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;

●	coverage and reimbursement policies with respect to our products, if approved, and potential future products that compete with our products;

●	the timing and success or failure of preclinical studies or clinical trials for our product or any future products we develop or competing products;

●	the timing of customer orders and the number of available selling days in any quarterly period, which can be impacted by holidays, the mix of products sold and the geographic mix of where products are sold;

●	seasonality, including the seasonal slowing of demand for our product which we may experience in the fourth quarter and summer months based on the elective nature of using our product, and which we expect to become more pronounced in the future as our business grows;

●	the timing and cost of, and level of investment in, research, development, regulatory approval, and commercialization activities relating to our product, which may change from time to time;

●	the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers and manufacturers; and

●	future accounting pronouncements or changes in our accounting policies

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, it could have a material adverse effect on our business, financial condition and results or operations.

We will require substantial additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. Our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our common stock, indebtedness and, to a lesser extent, product revenue. As of April 30, 2022, we had $437,177 in cash and restricted cash held in trust, and an accumulated deficit of $4,433,352. At April 30, 2021 we had $699,777 in cash and restricted cash held in trust, and an accumulated deficit of $3,583,385. Based on our current planned operations, we expect our cash and restricted cash held in trust, will enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of sales representatives and expanding our international marketing programs to help facilitate further adoption among hospital accounts as well as broaden awareness of our product to employers, law enforcement agencies, ministries, police forces and insurance companies. We also expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our product, support regulatory submissions and demonstrate the clinical efficacy of our product. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance, investor relations and other expenses. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

Our future capital requirements will depend on many factors, including:

●	the cost, timing and results of our clinical trials and regulatory reviews;

●	the cost and timing of establishing sales, marketing, and distribution capabilities;

●	the terms and timing of any other collaborative, licensing, and other arrangements that we may establish;

●	the timing, receipt and amount of sales from our product;

●	the degree of success we experience in commercializing our product;

●	the emergence of competing or complementary technologies;

●	the cost of preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims and other intellectual property rights; and

●	the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We will require additional financing to fund working capital and pay our obligations. We may seek to raise any necessary additional capital through a combination of public or private equity offerings and/or debt financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If adequate funds are not available on acceptable terms when needed, we may be required to significantly reduce operating expenses, which may have a material adverse effect on our business and/or results of operations and financial condition. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Additional capital may not be available on reasonable terms, or at all.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management and other key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers, and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists, and engineers could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition, and results of operations.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We believe we will need to increase the size of our workforce in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

As of April 30, 2022, we had 1 full-time employee. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;

●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures

Our future financial performance and our ability to successfully market and sell our product will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of attention away from day-to-day activities to devote a substantial amount of time to managing these growth activities.

We expect to grow our sales force in anticipation of additional product approvals or clearances and increased entry into new markets. The growth we may experience in the future may provide challenges to our organization, requiring us to also rapidly expand other aspects of our business, including our manufacturing operations. Rapid expansion in personnel may result in less experienced people producing and selling our product, which could result in unanticipated costs and disruptions to our operations. If we are not able to effectively expand our organization by hiring new employees, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product and, accordingly, may not achieve our research, sales, and marketing goals, which would have a material adverse effect on our business, financial condition, and results of operations.

If we fail to grow our sales and marketing capabilities and develop widespread brand awareness cost effectively, our growth will be impeded, and our business may suffer.

We plan to actively expand our international field presence through new distributors, additional sales and clinical personnel and we hope to add new U.S. sales territories. We plan to continue to expand and optimize our sales infrastructure to grow our customer base and our business. Identifying and recruiting qualified personnel and training them on the use of our product, on applicable federal and state laws and regulations and on our internal policies and procedures, will require significant time, expense, and attention. It can take significant time before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

Our ability to increase our customer base and achieve broader market acceptance of our product will depend to a significant extent on our ability to expand our marketing operations. We plan to dedicate significant financial and other resources to our marketing programs. Our business would be harmed if our marketing efforts and expenditures do not generate an increase in revenue.

In addition, we believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our product and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain, and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our technology.

We intend to expand sales of our product internationally in the future, but we may experience difficulties in obtaining regulatory clearance or approval or in successfully marketing our product internationally even if approved. A variety of risks associated with marketing our products internationally could materially adversely affect our business.

While our limited research revenue has been in the European Union, our EB product is not cleared in any markets. We intend to increase our sales in the United States. Sales of our product are and will be subject to foreign regulatory requirements governing clinical trials and marketing approval. We will incur substantial expenses in connection with our product sales. Additional risks related to operating in foreign countries include:

●	differing regulatory requirements in foreign countries;

●	differing reimbursement regimes in foreign countries, including price controls;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses, reduced revenue and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	product shortages resulting from any events affecting raw material or finished good supply or distribution or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations, which would have a material adverse effect on our business, financial condition, and results of operations.

Our product is not approved or cleared by any governmental body for sale.

We currently sell our product for research purposes only in order to gather method validation data. All studies, trials, and projects are undertaken by 3rd party organizations who get the necessary ethics/IRB approvals to use the device and perform the research across a wide range of application areas. These sales are made to a very limited market segment.

Unless we are able to secure the appropriate approvals by the various government agencies throughout the world our sales will be very limited, and we will not be able to expand our sales.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our planned and future products in foreign markets. We are not permitted to market or promote any of our planned or future products before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our planned or future products. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing, and distribution of our planned or future products. If we obtain regulatory approval of our products and ultimately commercialize our planned or future products in foreign markets, we would be subject to additional risks and uncertainties, including:

●	different regulatory requirements for approval of medical devices in foreign countries;

●	reduced protection for intellectual property rights;

●	the existence of additional third-party patent rights of potential relevance to our business;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses, reduced revenue and other obligations incident to doing business in another country;

●	foreign reimbursement, pricing, and insurance regimes;

●	workforce uncertainty in countries where labor unrest is common;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, and fires.

We will face additional credit and compliance risks related to our international sales using foreign distributors.

We plan to partner with distributors for our product in select geographies outside of the United States. We may not be able to collect all of the funds owed to us by our foreign distributors. Some foreign distributors may experience financial difficulties, including bankruptcy, which may hinder our collection of accounts receivable. Where we extend credit terms to distributors, we will periodically review the collectability and creditworthiness when determining the payment terms for such distributors. If our uncollectible accounts exceed our expectations, this could adversely impact our operating results. In addition, failure by our foreign distributors to comply with the FCPA, the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”) or similar laws, insurance requirements or other contract terms could have a negative impact on our business. Failure to manage the risks related to our foreign distributors would have a material adverse effect on our business, financial condition, and results of operations.

Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Governmental regulation of the import or export of our product, or our failure to obtain any required import or export authorization for our product, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our product may create delays in the introduction of our product in international markets or, in some cases, prevent the export of our product to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our product by, or in our decreased ability to export our product to existing or potential customers with international operations. Any decreased use of our product or limitation on our ability to export or sell access to our product would likely materially and adversely affect our business, financial condition, and results of operations.

Technological change may adversely affect sales of our product and may cause our product to become obsolete.

The medical device market is characterized by extensive research and development and rapid technological change. Technological progress or new developments in our industry could adversely affect sales of our product. Our product could be rendered obsolete because of future innovations by our competitors or others in the research of Exabreath technology, which would have a material adverse effect on our business, financial condition, and results of operations.

Consolidation in the medical device industry could have an adverse effect on our revenue and results of operations.

Many medical device companies are consolidating to create new companies with greater market power. As the medical device industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for our product. If we reduce our prices because of consolidation in the healthcare industry, our revenue will decrease, which could have a material adverse effect on our business, financial condition, and results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of our product. The expense and potential unavailability of insurance coverage for liabilities resulting from our products could harm us and our ability to sell our product.

We face an inherent risk of product liability as a result of the future marketing and sale of our product. For example, we may be sued if our product causes or are perceived to cause injury or are found to be otherwise unsuitable during manufacturing, marketing, or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the user. For example, we may rely on physicians in connection with the use of our product on patients. If these physicians are not properly trained or are negligent, the capabilities of our product may be diminished, or the user may suffer critical injury. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and sub-assemblies.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt commercialization of our product. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product;

●	injury to our reputation;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals, or labeling, marketing, or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources; and

●	the inability to market and sell our product.

Insurance coverage is increasingly expensive. We may not be able to maintain or obtain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. The potential inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the marketing and sale of our product. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations, should we obtain insurance coverage, or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts, which would have a material adverse effect on our business, financial condition, and results of operations. In addition, any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation in the industry, significantly increase our expenses and reduce product sales.

Prospective customers may also have difficulty in procuring or maintaining liability insurance to cover their operations and use of our product. Medical malpractice carriers in the U.S. are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, customers may discontinue using our product and potential customers may opt against purchasing our product due to the cost or inability to procure insurance coverage.

Litigation and other legal proceedings may adversely affect our business.

From time to time, we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings, or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution, and maintenance of our product, as well as for accounting, data storage, compliance, purchasing and inventory management. We do not have redundant information technology systems at this time. Our information technology systems may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We could be subject to an unintentional event that involves a third party gaining unauthorized access to our systems, which could disrupt our operations, corrupt our data, or result in release of our confidential information. We address these data security concerns in more detail below. Technological interruptions would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers or disrupt our customers’ ability to use our product. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our business, financial condition, and results of operations. Currently, we carry business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits. We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could have a material adverse effect on our business, financial condition, and results of operations.

If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, or if customers, patients and other partners are reluctant to use our device because of concerns about the privacy or security of their data, we may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our platform and business disruption.

In connection with various facets of our business, we may collect and use a variety of personal data, such as name, mailing address, email addresses, mobile phone number, location information and clinical trial information. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our data or consumers’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”)) and international law (e.g., the European Union’s General Data Protection Regulation (“GDPR”)). Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users and potentially disrupt our business. We may also rely on third-party service providers to host or otherwise process some of our data and that of users, and any failure by such third party to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us.

Because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Our servers and platforms may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Individuals able to circumvent our security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers, or otherwise damage our reputation and business. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. If we are unable to prevent or mitigate the impact of such security breaches, our ability to litigation and governmental investigations, which could lead to a potential disruption to our business.

If we fail to identify, acquire, and develop other products, we may be unable to grow our business.

As a significant part of our growth strategy, we intend to develop and commercialize additional products through our research and development program or by licensing or acquiring additional products and technologies from third parties. The success of this strategy depends upon our ability to identify, select, and acquire the right to products and technologies on terms that are acceptable to us.

Any product we identify, license, or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval or clearance by the FDA and applicable foreign regulatory authorities. All products are prone to the risks of failure inherent in medical device product development, including the possibility that the product will not be shown to be sufficiently safe and effective for approval or clearance by regulatory authorities. In addition, we cannot assure you that any such products that are approved or cleared will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

Proposing, negotiating, and implementing an economically viable product or technology acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of approved or cleared products. We may not be able to acquire or license the rights to additional approved or cleared products on terms that we find acceptable, or at all.

If we are unable to develop suitable potential products through internal research programs or by obtaining rights from third parties, it could have a material adverse effect on our business, financial condition, and results of operations.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.

As part of our business strategy, we may in the future make acquisitions or investments in complementary companies, products, or technologies that we believe fit within our business model and can address the needs of our customers and potential customers. In the future, we may not be able to acquire and integrate other companies, products, or technologies in a successful manner. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, including increases in revenue, and any acquisitions we complete could be viewed negatively by our customers, investors, and industry analysts.

Future acquisitions may reduce our cash available for operations and other uses and could result in amortization expense related to identifiable assets acquired. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale or issuance of equity to finance any such acquisitions would result in dilution to our stockholders. The incurrence of indebtedness to finance any such acquisition would result in fixed obligations and could also include covenants or other restrictions that could impede our ability to manage our operations. In addition, our future results of operations may be adversely affected by the dilutive effect of an acquisition, performance earn-outs or contingent bonuses associated with an acquisition. Furthermore, acquisitions may require large, one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expenses and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively affect our future results of operations. We may also incur goodwill impairment charges in the future if we do not realize the expected value of any such acquisitions.

Economic conditions may adversely affect our business.

Adverse worldwide economic conditions may negatively impact our business. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in their purchases and also in our receivable collections, and additional allowances may be required, which could adversely affect our business, financial condition and results of operations. Adverse worldwide economic conditions may also adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition, and results of operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our product. Our ability to obtain clinical supplies of our product could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Risks Related to Government Regulation and Our Industry

If we fail to comply with U.S. federal and state fraud and abuse and other healthcare laws and regulations, including those relating to kickbacks and false claims for reimbursement, we could face substantial penalties and our business operations and financial condition could be adversely affected.

Healthcare providers and third-party payors play a primary role in the distribution, recommendation, ordering and purchasing of any medical device for which we have or obtain marketing clearance or approval. Through our arrangements with principal investigators, healthcare professionals, third-party payors, and customers, we are exposed to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain our business, our arrangements and relationships with customers, and how we market, sell, and distribute our marketed medical device. We have a Code of Conduct and associated policies and procedures, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in protecting us from governmental investigations for failure to comply with applicable fraud and abuse or other healthcare laws and regulations.

In the United States, we will be subject to various state and federal anti-fraud and abuse laws, including, without limitation, the federal healthcare Anti-Kickback Statute (“Anti-Kickback Statute”) and federal civil False Claims Act. There are similar laws in other countries. Our relationships and our distributors’ relationships with physicians, other health care professionals and hospitals are subject to scrutiny under these laws.

Healthcare fraud and abuse laws and related regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

●	the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving, or paying remuneration, directly or indirectly, overtly, or covertly, in cash or in kind, to induce or reward either the referral of an individual, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities, such as reimbursement support programs, educational and research grants or charitable donations. Practices that involve remuneration to those who prescribe, purchase, or recommend medical devices, including discounts, providing items or services for free or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our practices, such as the loan, consignment, or purchase of certain components of our EB device to customers, may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability;

●	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the federal civil False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the federal civil False Claims Act for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. Federal civil False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory monetary penalties for each false or fraudulent claim or statement. Because of the potential for large monetary exposure, healthcare and medical device companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings;

●	HIPAA, which imposes criminal and civil liability for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making a materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We believe we are not a covered entity for purposes of HIPAA, and we believe that we generally do not conduct our business in a manner that would cause us to be a business associate under HIPAA;

●	the federal Physician Payment Sunshine Act, also known as Open Payments, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

●	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 (“BBA”) increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have recently increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the Anti-Kickback Statute, federal civil False Claims Act and HIPAA’s healthcare fraud and privacy provisions.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including certain sales and marketing practices of our EB device, and financial arrangements with physicians, other healthcare providers, and other customers, could be subject to challenge under one or more such laws.

Achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. If we or our employees are found to have violated any of the above laws we may be subjected to substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action or investigation against us for the violation of these healthcare fraud and abuse laws, even if successfully defended, could result in significant legal expenses, and could divert our management’s attention from the operation of our business. Companies settling federal civil False Claims Act, Anti-Kickback Statute or civil monetary penalties law cases also may be required to enter into a Corporate Integrity Agreement with the OIG to avoid exclusion from participation (i.e., loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance. Defending against any such actions can be costly, time-consuming and may require significant personnel resources, and may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to numerous laws and regulations related to anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, in which violations of these laws could result in substantial penalties and prosecution.

For our sales and operations outside the United States, we are similarly subject to various heavily enforced anti-bribery and anti-corruption laws, such as the FCPA, U.K. Bribery Act and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third-party business partners and intermediaries, fail to comply with the FCPA or other anti-corruption and anti-bribery laws.

We will leverage various third parties to conduct our business and sell our product abroad, including to government owned universities and hospitals. We, our distributors and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations or licenses or sales to government owned or controlled healthcare facilities, universities, institutes, clinics, etc.) and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. To that end, we will have to adopt and implement internal control policies and procedures and employee training and compliance programs to deter prohibited practices, such compliance measures ultimately may not be effective in prohibiting our employees, contractors, business partners, intermediaries, or agents from violating or circumventing our policies and/or the law.

Responding to any enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violation of the FCPA or other applicable anti-bribery, anti-corruption or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our business, financial condition and results of operations.

Regulatory compliance is expensive, complex, and uncertain, and a failure to comply could lead to enforcement actions against us and other negative consequences for our business.

The FDA and similar foreign agencies will regulate our product as a medical device. Applying to and complying with these regulations is costly, time-consuming, complex, and uncertain. For instance, before a new medical device, or a new intended use for, an existing device can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies.

FDA regulations and regulations of similar agencies are wide-ranging and include, among other things, oversight of:

●	product design, development, manufacture (including suppliers) and testing;

●	laboratory, preclinical and clinical studies;

●	product safety and effectiveness;

●	product labeling;

●	product storage and shipping;

●	record keeping;

●	pre-market clearance or approval;

●	marketing, advertising, and promotion;

●	product sales and distribution;

●	product changes;

●	product recalls; and

●	post-market surveillance and reporting of deaths or serious injuries and certain malfunctions.

Our current product will be subject to regulation by the FDA and non-U.S. regulatory agencies. Further, all of our future potential products and improvement of our current product will be subject to regulation and will likely require permission from regulatory agencies and ethics boards to conduct clinical trials and clearance or approval from the FDA and non-U.S. regulatory agencies prior to commercial sale and distribution. Failure to comply with applicable U.S. requirements regarding, for example, promoting, manufacturing, or labeling our product, may subject us to a variety of administrative or judicial actions and sanctions, such as Form 483 observations, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

After we make applications, the FDA can also refuse to clear or approve our applications. Any enforcement action by the FDA and other comparable non-U.S. regulatory agencies could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications for repair, replacement, or refunds;

●	recall, detention, or seizure of our product;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;

●	operating restrictions;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export approval for our product; or

●	criminal prosecution.

If any of these events were to occur, it would have a material and adverse effect on our business, financial condition, and results of operations.

We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated use for the product, which may limit the market for the product.

The FDA will also regulate the advertising and promotion of our product to ensure that the claims we make are consistent with our regulatory clearances and approvals, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false or misleading in any respect. If the FDA determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

Our medical device operations will be subject to continuing FDA regulatory requirements.

Medical devices regulated by the FDA are subject to “general controls'' which include: registration with the FDA; listing commercially distributed products with the FDA; complying with cGMPs under QSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class III devices are subject to PMA.

The medical device industry is now experiencing greater scrutiny and regulation by federal, state, and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices and product quality management. Such reviews and investigations may result in civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies; and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have a material and adverse effect on our business, financial condition and results of operations, and may result in greater and continuing governmental scrutiny of our business in the future.

Additionally, federal, state, and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our interactions with healthcare providers. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems, and processes to comply with these legal and regulatory requirements, which may also impact our business, and which could have a material adverse effect on our business, financial condition, and results of operations.

Product clearances and approvals can often be denied or significantly delayed.

Under FDA regulations, unless exempt, a new medical device may only be commercially distributed after it has received 510(k) clearance, is authorized through the de novo classification process or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to another legally marketed product not subject to a PMA. Sometimes, a 510(k) clearance must be supported by preclinical and clinical data.

The PMA process typically is more costly, lengthy, and stringent than the 510(k) process. Unlike a 510(k) review, which determines “substantial equivalence,” a PMA requires that the applicant demonstrate reasonable assurance that the device is safe and effective by producing valid scientific evidence, including data from preclinical studies and human clinical trials. Therefore, to obtain regulatory clearance or approvals, we typically must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to their satisfaction that our products satisfy the criteria for approval. Preclinical testing and clinical trials must comply with the regulations of the FDA and other government authorities in the United States and similar agencies in other countries.

We may be required to obtain PMAs, PMA supplements or additional 510(k) pre-market clearances to market modifications to our existing product. The FDA requires device manufacturers to make and document a determination of whether a modification requires approval or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions not to seek approvals or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing of the modified device and perhaps also to recall such modified device until we obtain FDA clearance or approval. We may also be subject to significant regulatory fines or penalties.

The FDA may not approve our current or future PMA applications or supplements or clear our 510(k) applications on a timely basis or at all. Such delays or refusals could have a material adverse effect on our business, financial condition, and results of operations.

The FDA may also change its clearance and approval policies, adopt additional regulations, or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. Any of these actions could have a material adverse effect on our business, financial condition, and results of operations.

International regulatory approval processes may take more or less time than the FDA clearance or approval process. If we fail to comply with applicable FDA and comparable non-U.S. regulatory requirements, we may not receive regulatory clearances or approvals or may be subject to FDA or comparable non-U.S. enforcement actions. We may be unable to obtain future regulatory clearance or approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA clearance or approval process can take longer than anticipated due to requests for additional clinical data and changes in regulatory requirements. A failure or delay in obtaining necessary regulatory clearances or approvals would materially adversely affect our business, financial condition, and results of operations.

Our product may be subject to recalls if we receive FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business.

The FDA and similar foreign governmental authorities have the authority to require the recall of our product because of any failure to comply with applicable laws and regulations, or defects in design or manufacture. A government mandated or voluntary product recall by us could occur because of, for example, component failures, device malfunctions or other adverse events, such as serious injuries or deaths, or quality-related issues, such as manufacturing errors or design or labeling defects. Any future recalls of our product could divert managerial and financial resources, harm our reputation, and adversely affect our business.

If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

In addition, we will be subject to medical device reporting regulations that require us to report to the FDA or similar foreign governmental authorities if our product may have caused or contributed to a death or serious injury or if we become aware that it has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. Failures to properly identify reportable events or to file timely reports, as well as failure to address each of the observations to the FDA’s satisfaction, can subject us to sanctions and penalties, including warning letters and recalls. Physicians, hospitals, and other healthcare providers may make similar reports to regulatory authorities. Any such reports may trigger an investigation by the FDA or similar foreign regulatory bodies, which could divert managerial and financial resources, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer.

The manufacturing processes of our third-party suppliers are required to comply with the FDA’s QSR, which covers the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, complaint handling, records requirements, servicing requirements and statistical techniques potentially applicable to the production of our medical devices. We and our suppliers will also be subject to the regulations of foreign jurisdictions regarding the manufacturing process where we market products overseas. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic announced or unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we experience an unsuccessful Quality System inspection, our operations could be disrupted, and our manufacturing could be interrupted. Failure to take adequate corrective action in response to an adverse Quality System inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions, and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

Current regulations depend heavily on administrative interpretation. If the FDA does not believe that we are in compliance with applicable FDA regulations, the agency could take legal or regulatory enforcement actions against us and/or our products. We will also be subject to periodic inspections by the FDA and other governmental regulatory agencies, as well as certain third-party regulatory groups. Future interpretations made by the FDA or other regulatory bodies made during the course of these inspections may vary from current interpretations and may adversely affect our business and prospects. The FDA’s and other comparable non-U.S. regulatory agencies’ statutes, regulations or policies may change, and additional government regulation or statutes may be enacted, which could increase post-approval regulatory requirements, or delay, suspend or prevent marketing of any cleared or approved products or necessitate the recall of distributed products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

The medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If our operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of our operations or activities could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend ourselves against that action and its underlying allegations, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, we may determine that the costs, both real and contingent, are not justified by the commercial returns to us from maintaining the dispute or the product.

Various claims, design features or performance characteristics of our medical devices that we may regard as permitted by the FDA without marketing clearance or approval, may be challenged by the FDA or state or foreign regulators. The FDA or state or foreign regulatory authorities may find that certain claims, design features or performance characteristics, to be made or included in the products, may have to be supported by further studies and marketing clearances or approvals, which could be lengthy, costly and possibly unobtainable.

If any of our product causes or contributes to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under FDA medical device reporting regulations (“MDR regulations”), medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business and may harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets.

There have been and continue to be proposals by the federal government, state governments, regulators, and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the coverage and reimbursement available for our products and could limit the acceptance and availability of our product. The adoption of proposals to control costs could have a material adverse effect on our business, financial condition, and results of operations.

For example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together, the Affordable Care Act (“ACA”), is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges and the expansion of the Medicaid program. Implementation of the ACA will impact existing government healthcare programs and will result in the development of new programs. For example, the ACA, among other things, imposes a deductible excise tax of 2.3% on the sale of most medical devices, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines, and penalties.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the former Trump administration to repeal or replace certain aspects of the ACA. For example, since January 2017, former President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“TCJA”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 (the “2018 Continuing Resolution”), that delayed the implementation of certain ACA-mandated fees, including the 2.3% excise tax imposed on manufacturers and importers for certain sales of medical devices through April 30, 2019. Further, the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot assure you that the ACA, as currently enacted or as amended in the future, will not harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

●	our ability to set a price that we believe is fair for our product;

●	our ability to generate revenue and achieve or maintain profitability; and

●	the availability of capital.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control product costs. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.

Various new healthcare reform proposals are emerging at the federal and state level. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services and could have a material adverse effect on our business, financial condition, and results of operations.

If our product is not approved for planned usage, our commercial opportunity will be severely limited.

We currently market and sell our EB device only for research purposes in Europe. Our strategy is to market and sell our product for drug sample collection in the United States, upon approval or clearance from the FDA. Conducting clinical studies to obtain data for new or additional usage may require substantial additional funding beyond our current financial abilities. We cannot assure you that we will be able to successfully obtain clearance or approval for any product usages.

Even if we obtain clearance or approval to market our product for use in the United States or internationally, we cannot assure you that any such usage will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop our products for new or additional usages, our commercial opportunity will be limited, which would have a material adverse effect on our business, financial condition, and results of operations.

We have limited data and experience regarding the safety and efficacy of our product. Results of earlier studies may not be predictive of future clinical trial results, and planned studies may not establish an adequate safety or efficacy profile for such products and other planned or future products, which would affect market acceptance of these products.

Because our ExaBreath technology is relatively new in the drug sample collection market, we have performed clinical trials only with limited patient populations. The long-term effects of using our products on a large-scale basis has not been studied and the results of short-term clinical use of such products do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. The results of preclinical studies and clinical trials of our product conducted to date and ongoing or future studies and trials of our current, planned, or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials and subsequently failed to obtain marketing approval. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials.

If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, our business may be harmed.

Clinical development is a long, expensive, and uncertain process and is subject to delays and the risk that products may ultimately prove unsafe or ineffective in providing the purpose for which they are designed.

Completion of clinical trials may take several years or more. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, if needed, in reaching an agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval at each site, in recruiting patients to participate in a trial or in obtaining sufficient supplies of clinical trial materials.

We cannot provide any assurance that we will successfully, or in a timely manner, enroll our clinical trials, that our clinical trials will meet their primary endpoints or that such trials or their results will be accepted by the FDA or foreign regulatory authorities.

We may experience numerous unforeseen events during, or because of, the clinical trial process that could delay or prevent us from receiving regulatory clearance or approval for new products or modifications of existing products, including new purposes for existing products, including:

●	enrollment in our clinical trials may be slower than we anticipate, or we may experience high screen failure rates in our clinical trials, resulting in significant delays;

●	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing which may be expensive and time-consuming;

●	trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;

●	the FDA or similar foreign regulatory authorities may find the product is not sufficiently safe for use in humans;

●	the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical trials in different ways than we do;

●	there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities;

●	there may be delays in obtaining institutional review board approvals or governmental approvals to conduct clinical trials at prospective sites;

●	the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;

●	the FDA or similar foreign regulatory authorities may change their review policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;

●	we may have trouble in managing multiple clinical sites;

●	we may have trouble finding patients to enroll in our trials;

●	we may experience delays in agreeing on acceptable terms with third-party research organizations and trial sites that may help us conduct the clinical trials; and

●	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks.

Failures or perceived failures in our clinical trials will delay and may prevent our product development and regulatory approval process, damage our business prospects, and negatively affect our reputation and competitive position.

Clinical trials may be delayed, suspended, or terminated for many reasons, which will increase our expenses and delay the time it takes to develop new products or seek new uses for our product.

We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all.

The commencement and completion of clinical trials for future products or their uses may be delayed, suspended, or terminated as a result of many factors, including:

●	the FDA or other regulators disagreeing as to the design, protocol, or implementation of our clinical trials;

●	the delay or refusal of regulators or institutional review boards (“IRBs”) to authorize us to commence a clinical trial at a prospective trial site;

●	changes in regulatory requirements, policies, and guidelines;

●	delays or failure to reach agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in patient enrollment and variability in the number and types of patients available for clinical trials;

●	the inability to enroll a sufficient number of patients in trials to observe statistically significant effects in the trial;

●	having clinical sites deviate from the trial protocol or dropping out of a trial;

●	negative or inconclusive results from ongoing preclinical studies or clinical trials, which may require us to conduct additional preclinical studies or clinical trials or to abandon projects that we expect to be promising;

●	safety or tolerability concerns that could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;

●	reports from preclinical or clinical testing of other similar therapies that raise safety or efficacy concerns;

●	regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or safety concerns, among others;

●	lower than anticipated retention rates of patients and volunteers in clinical trials;

●	our CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a trial;

●	delays relating to adding new clinical trial sites;

●	difficulty in maintaining contact with patients after trial completion, resulting in incomplete data;

●	the quality of the product falling below acceptable standards;

●	the inability to manufacture sufficient quantities of our products to commence or complete clinical trials; and

●	exceeding budgeted costs due to difficulty in accurately predicting costs associated with clinical trials.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or the Ethics Committees of institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (“GCP”), regulations, or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate safety and effectiveness, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

In addition, we may encounter delays if the FDA concludes that our financial relationships with investigators result in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

If we experience delays in the commencement or completion of any clinical trial of our product, or if any of our clinical trials are terminated, the commercial prospects of our product may be harmed, and our ability to generate revenue from sales may be delayed or materially diminished.

We do not know whether any of our future preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence sales and generate associated revenue. Any of these occurrences may significantly harm our business, financial condition, and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial, suspension, or revocation of expanded regulatory clearance or approval of our products. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our products or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our products.

We may be required to suspend or discontinue clinical trials due to side effects or other safety risks that could preclude approval of our product.

Our clinical trials may be suspended at any time for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.

If we want to market our products for uses in the United States, we will need to file for FDA clearances or approvals and may need to conduct trials in addition to our existing trials to support expanded use, which would be expensive and time-consuming and may not be successful. The use, misuse or off-label use of our products may also result in injuries that lead to product liability suits, which could be costly to our business.

Our current product is not cleared for commercial use. This prohibits our ability to market or advertise our products for any use, which restricts our ability to sell our product and could affect our growth. Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for a use that has not been cleared or approved by the FDA.

Use of a device outside of its cleared or approved indication is known as “off-label” use.

However, we are not allowed to actively promote or advertise our product for off-label uses. In addition, we cannot make comparative claims regarding the use of our product against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time-consuming. If the FDA determines that our promotional, reimbursement or training materials for sales representatives constitute promotion of an off-label use, the FDA could request that we modify our training, promotional or reimbursement materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, disgorgement of profits, a civil fine and criminal penalties. Other federal, state, or foreign governmental authorities also might take action if they consider our promotion, reimbursement or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. For example, the government may take the position that off-label promotion resulted in inappropriate reimbursement for an off-label use in violation of the federal civil False Claims Act for which it might impose a civil fine and even pursue criminal action. In those possible events, our reputation could be damaged, and adoption of the product would be impaired.

Although we will train our sales force not to promote our product for off-label uses, and our instructions for use in all markets specify that our product is not intended for use outside of those indications cleared or approved for use, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.

Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform legislation.

The imposition of the 2.3% medical device excise tax enacted as part of the ACA could adversely affect our financial results. Although the suspension of the excise tax was extended to the end of 2019 by the 2018 Continuing Resolution, we do not know whether the suspension will continue beyond 2019. We may not be able to pass along the cost of the tax to our customers or offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage. Ongoing implementation of this legislation could have a material adverse effect on our business, financial condition, and results of operations.

Material future modifications to our product may require new 510(k) clearances or pre-market approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications that could significantly affect the safety and effectiveness of our product, such as changes to the intended use or technological characteristics of our product, will require additional new 510(k) clearances or PMAs or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplemental approval or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that could significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a PMA, which could harm our operating results and require us to redesign such a product. In these circumstances, we may be subject to significant enforcement actions.

Our employees, independent contractors, commercial partners, distributors, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, commercial partners, distributors, and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

We will adopt a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition, and results of operations.

Environmental and health safety laws may result in liabilities, expenses, and restrictions on our operations. Failure to comply with environmental laws and regulations could subject us to significant liability.

Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. If our or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage, if any is in force, and have a material adverse effect on our on our business, financial condition, and results of operations. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive, and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs, and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our business, financial condition, and results of operation.

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices.

Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as the Common Rule, GCP guidelines, or FDA human subject protection regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Data breaches could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may be subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business. The GDPR became effective in May 2018. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that European Union (“EU”) member states may make their own laws and regulations limiting the (i) processing of personal data, including special categories of data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs) and (ii) profiling and automated individual decision-making of individuals, which could limit our ability to use and share personal data or other data and could cause our costs to increase, harming our business and financial condition. Non-compliance with GDPR is subject to significant penalties, including fines of up to €20 million or 4% of total worldwide revenue. The interpretations of the GDPR by local data protection authorities in EU member states, along with the complexity of the new data protection regime itself, will leave the interpretation and enforcement of the law unclear in the near term, with potential inconsistencies across the EU member states. The implementation and enforcement of the GDPR may subject us to enforcement risk and requirements to change certain of our data collection, processing and other policies and practices. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events were to occur, our business and financial results could be adversely affected. Other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations relating to privacy and data security, which enhances risks relating to compliance with such laws.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area (“EEA”). We rely on transfer mechanisms permitted under these laws, including EU Standard Contract Clauses. Such mechanisms have received heightened regulatory and judicial scrutiny in recent years. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we could be prevented from transferring personal data of users or employees in those regions. This could adversely affect the manner in which we provide our services and thus materially affect our operations and financial results.

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of any future products and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our product. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current product or any future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

In the EU, on May 25, 2017, the new Medical Devices Regulation (“2017/745” or “MDR”) was adopted. Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent or other intellectual property protection for our product, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any products we may develop, and our technology, may be adversely affected.

As with other medical device companies, our success depends in large part on our ability to maintain and solidify a proprietary position for our product, which will depend upon our success in obtaining effective patent claims that cover, and other intellectual property with respect to, such products, their manufacturing processes and their intended methods of use and enforcing those patent claims once granted as well as our other intellectual property. In some cases, we may not be able to obtain issued claims covering our technologies which are sufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent and other intellectual property protection with respect to our EB product and technologies or other aspects of our business could have a material adverse effect on our business, financial condition, and results of operations.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our issued patents.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants to 3rd parties, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are therefore reliant on our licensors or licensees. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship and the like, although we are unaware of any such defects that we believe are of material importance. If we or any current or future licensors or licensees fail to establish, maintain, protect, or enforce such patents and other intellectual property rights, such rights may be reduced or eliminated. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation or prosecution of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The strength of patent rights generally, and particularly the patent position of medical device companies, involves complex legal and scientific questions and can be uncertain, and has been the subject of much litigation in recent years. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our products. Furthermore, even if they are unchallenged, our patents may not adequately protect our product, provide exclusivity for our product, or prevent others from designing around our claims. If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and products would be adversely affected. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our products.

Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after its effective filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and services, we may be open to competition. Further, if we encounter delays in our development efforts, the period of time during which we could market our product and services under patent protection would be reduced and, given the amount of time required for the development, testing and regulatory review of planned or future products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own, currently or in the future, issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our EB products and technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, and results of operations.

Patents covering our product could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our technology or product and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology or product. Such proceedings also may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

In addition, if we initiate legal proceedings against a third party to enforce a patent covering our product, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation, including through re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product. Such a loss of patent protection would have a material adverse effect on our business, financial condition, and results of operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Obtaining and maintaining our patent protection depends on compliance with various procedural measures, document submissions, fee payments and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in the abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Third parties may attempt to commercialize competitive products or services in foreign countries where we do not have any patents or patent applications and/or where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting, and defending patents on our product in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition and results of operations may be adversely affected.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our products or invent any of the inventions claimed in our patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our products, we also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. We seek to protect such proprietary information, in part, through confidentiality agreements with our employees, collaborators, contractors, advisors, and other third parties and invention assignment agreements with our employees. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties.

We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets or proprietary information. Additionally, despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position would be materially and adversely harmed. Furthermore, we expect these trade secrets, know-how and proprietary information to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions.

To the extent that our employees, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to claims challenging the ownership or inventorship of our patents and other intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture, and commercialization of our product.

We may be subject to claims that current or former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products. If we were to lose exclusive ownership of such intellectual property, other owners may be able to license their rights to other third parties, including our competitors. We also may be required to obtain and maintain licenses from third parties, including parties involved in any such disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of our product. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Third-party claims of intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the sale and marketing of our product.

The medical device industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, we could become subject to significant intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights.

Our commercial success depends in part on our and any potential future collaborators’ ability to develop, manufacture, market and sell any products that we may develop and use our proprietary technologies without infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. It is uncertain whether the issuance of any third-party patent would require us or any potential collaborators to alter our development or commercial strategies, obtain licenses or cease certain activities. The medical device industry is characterized by extensive litigation regarding patents and other intellectual property rights, as well as administrative proceedings for challenging patents, including interference, inter partes or post-grant review, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.

Third parties, including our competitors, may currently have patents or obtain patents in the future and claim that the manufacture, use or sale of our product infringes upon these patents. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our product, parts of our product, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us escalates. Moreover, we may face claims from non-practicing entities (“NPEs”), which have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Third parties, including NPEs, have claimed, and may in the future claim, that our product infringes or violates their patents or other intellectual property rights.

In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed by our products. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe third-party patents, and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, such third parties may be able to block our ability to commercialize the applicable product or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay significant license fees and/or royalties, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same technology. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our product, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit or outcome, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing product and/or have to pay substantial damages for use of the asserted intellectual property, including treble damages and attorneys’ fees. We also might have to redesign our infringing product or technologies, which may be impossible or require substantial time and monetary expenditure.

Engaging in litigation to defend against third-party infringement claims is very expensive, particularly for a company of our size, and time-consuming. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe our patents, or we may be required to defend against claims of infringement. In addition, our patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover such technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our management and other personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

We may not be successful in obtaining necessary rights to any product we may develop through acquisitions and in-licenses.

Many medical device companies and academic institutions are competing with us and filing patent applications potentially relevant to our business. We may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. In addition, with respect to any patents we may in the future co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any intellectual property rights from third parties that we identify as necessary for planned or future products. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant product, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to claims that our employees, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Our employees, and scientific advisors may be currently or previously employed or engaged at universities or other medical device or healthcare companies, including our competitors and potential competitors. Although we try to ensure that our employees, and advisors do not use the proprietary information or know-how of others in their work for us, we may in the future become subject to claims that we or these individuals have, inadvertently or otherwise, used or disclosed intellectual property, including trade secrets or other proprietary information, of their current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, and results of operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our product that is in the public domain;

●	we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the applicable issued patent or pending patent application that we own now or may own or license in the future;

●	we, or our future licensors or collaborators, might not have been the first to file patent applications covering our or their inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

●	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents of others may harm our business; and

●	we may choose not to file a patent to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Reliance on Third Parties

From time to time, we engage outside parties to perform services related to certain of our clinical studies and trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product.

From time to time, we may engage consultants to help design, monitor and analyze the results of certain of their clinical studies and trials. The consultants we may engage will interact with clinical investigators to enroll patients in their clinical trials. While we currently have no consultants we will depend on these consultants and clinical investigators to conduct clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with applicable regulations and standards, such as GCP guidelines, the Common Rule, and FDA human subject protection regulations. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely, compliant, or competent manner. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and we may have to conduct additional studies, which would significantly increase our costs, to obtain the regulatory clearances or approvals that we need to commercialize our products

We need to depend on third parties to manufacture our product. If these manufacturers fail to meet our requirements and strict regulatory standards, we may be unable to develop, commercialize or market our product.

We depend upon third parties to manufacture our product. Reliance on a third-party manufacturer entails risks to which we would not be subject if we manufactured products ourselves, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

●	the possibility of termination or nonrenewal of the agreement by the third party because of our breach of the manufacturing agreement or based on its own business priorities.

Any of these factors could cause delay or suspension of clinical trials, regulatory submissions, required approvals, commercialization or marketing of our product or cause us to incur higher costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished products on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our product and we would lose potential revenue. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply quantities of our product at the times and in the quantities needed, could have a material adverse effect on our business. It may take a significant amount of time to establish an alternative source of supply for our products and to have any such new source approved by the FDA.

We may seek strategic alliances or enter into licensing arrangements in the future and may not be successful in doing so, and even if we are, we may not realize the benefits or costs of such relationships.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our sales and marketing efforts with respect to our product and any planned or future products that we may develop. We may not be successful in our efforts to establish such collaborations for our products. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such a transaction. Any delays in entering into new strategic partnership agreements related to our product could delay the commercialization of our product in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our products, could delay the development and commercialization of our product and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Ownership of Our Common Stock

We recently became a public company and a n active, liquid, and orderly market for our common stock may not develop, and you may not be able to sell your common stock. The market price of our common stock may be highly volatile, and you may not be able to sell your shares.

Prior to our becoming a public company, there has not been a public market for our common stock. We cannot assure you that an active trading market for our common stock will develop. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●	our failure to increase the sales of our product;

●	unanticipated serious safety concerns related to the use of our product;

●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by our competitors;

●	announcements of technological or innovations in ExaBreath technology;

●	our ability to effectively manage growth;

●	the size and growth of our target markets;

●	actual or anticipated quarterly variations in our or our competitors’ results of operations;

●	failure to meet estimates or recommendations by securities analysts who cover our stock;

●	failure to meet our own financial estimates;

●	accusations that we have violated a law or regulation;

●	recalls of our product;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain, maintain, protect, and enforce patent protection and other intellectual property rights for our technology and products;

●	significant litigation, including stockholder litigation or litigation related to intellectual property;

●	our cash position;

●	any delay in any regulatory filings for our planned or future products and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such products;

●	adverse regulatory decisions, including failure to receive regulatory approval or clearance of our planned and future products or maintain regulatory approval or clearance for our existing products;

●	changes in laws or regulations applicable to our product;

●	adverse developments concerning our suppliers or distributors;

●	our inability to obtain adequate supplies of our product or inability to do so at acceptable prices;

●	our inability to establish and maintain collaborations if needed;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of large blocks of our common stock, including sales by our executive officers, directors, and significant stockholders;

●	trading volume of our common stock;

●	additions or departures of key personnel;

●	changes in accounting principles;

●	ineffectiveness of our internal controls;

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general and the market for medical device companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially adversely affect our business, financial condition, and results of operations.

We do not intend to pay dividends on our common stock, so any returns will be limited to increases, if any, in our stock’s value. Your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We currently anticipate that we will retain future earnings for the development, operations and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their stock, if any.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of April 30, 2022, our executive officers, directors and 5% stockholders beneficially owned approximately 63.8% of the outstanding shares of capital stock, and hold 63.8% of our outstanding shares of common stock Therefore, these stockholders have the ability to influence us through this ownership position.

A significant portion of our outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to lock-up periods under the lock-up agreements. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 30, 2022, our directors, executive officers, and holders of 5% or more of our outstanding stock beneficially owned approximately 63.8% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

Sales of our common stock as restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

General Risk Factors

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and exemptions from the requirements of holding non binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we became a public company, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will require, among other things, that we file with the SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules subsequently adopted by the SEC to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring that we evaluate and determine the effectiveness of our internal control over financial reporting, beginning with our annual report for the year ending April 30 2019, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act, or a smaller reporting company under the Securities Act. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years after we became a public company. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than anticipated or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting in which the process will be time-consuming, costly, and complicated. Until such time as we are no longer an “emerging growth company,” our auditors will not be required to attest as to our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or, once required, if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation, as well as investigations by any stock exchange on which our securities may trade, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because medical device companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended April 30, 2022 (See Note 2(c)), includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. The inclusion of a going concern explanatory paragraph by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

Please see “Item 1 – Business – Legal Proceedings” for a discussion of the significant legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange or automated trading system. We cannot promise or guarantee that our stock will be listed on any exchange or traded on any automated trading system in the future.

Holders of Record

As of April 30, 2022, there were 59 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2022 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	—
Equity compensation plans not approved by security holders	0	—	0
Total	0	—

(1)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Equity Repurchases

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations together with its consolidated financial statements and the notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors”, “Cautionary Statement regarding Forward-Looking Statements” and elsewhere in this report.

Company Overview

We are a medical device company focused on developing and commercializing a product intended to transform the way biological samples are collected for analysis. We hope to establish a new technique for an exhaled breath collection system, which we refer to as ExaBreath ® ‘EB’.

Our low cost and one-time-use EB specimen collection device, which leverages our EB technology, is non-invasive and easy-to-use, and we hope it will be able to improve the user experience and analytical outcomes. The EB device is being prepared for commercial deployment in Europe and N. America. A 510K application will be submitted for use in the U.S. however not for 2-3 years, which is the timeline management believes possible. There is no guarantee that the FDA will give clearance to market our EB device in the U.S. The FDA will determine that class under which we must file our 510K Application. We have ongoing pilot programs which, if successful, will allow us to expand the commercialization of our product into new applications and market segments worldwide.

We offer a new bio matrix sample collection methodology. This is a novel and proprietary procedure for the collection, extraction, and identification of non-volatile substances present in exhaled breath aerosols. This is not an instant screening type point of care test (POCT); instead, it is a back-to-lab based technique, which has been developed into a complete end-to-end analytical platform for use in toxicology, pharmacology, and clinical biochemistry. It is called ExaBreath (EB).

EB specimen collection is achieved using an electret membrane (electrostatic filter) and analysis is made using existing lab-based chromatographic-mass spectrometric (LC-MS/MS) analytical instrumentation and procedures. These are the same labs and instruments that currently analyze specimens of blood, urine, saliva, etc.

EB can detect a wide range of exogenous substances such as drugs of abuse and therapeutic drugs, as well as many other substances such as those prohibited in sport. Also, EB detects certain endogenous substances associated with the study of metabolomics and the determination of biomarkers. This includes the detection of SARS-CoV-2 RNA in breath using PCR type analysis.

We have obtained the grant of several core technology patents for key design features and functional elements of the EB sampling device, system, and method in target market segments across multiple countries/regions. The first method validation type data for EB was published in March 2015 by the Karolinska Institute in Stockholm to detect multiple drugs of abuse. The EB device has been used extensively for workplace drug testing in Sweden.

There are multiple projects running across a range of application specific studies in areas such as law enforcement (cannabis breathalyzers), workplace drug testing, therapeutics, infectious disease testing, and sport anti-doping. Collaborative partnerships have been established in key areas and additional published data from ongoing studies and pilots is expected.

In early 2016, doping control in sport was identified as a ‘sweet spot’ for EB and prioritized as the target market. EB provides the anti-doping community with significant scientific, performance and logistical benefits at all stages of the process. EB offers athletes and doping control officers a quick, simple, hygienic, and non-intrusive collection procedure. It gives analytical labs and sport’s governing authorities the opportunity to enhance the accuracy and effectiveness of their anti-doping programs as well as reduce overall administrative and logistical support costs.

Also in 2016, as part of a global investment initiative in anti-doping research, the Partnership for Clean Competition (PCC) (www.cleancompetition.org/about/), funded a pilot study to assess the suitability and applicability of EB as an alternative bio matrix in anti-doping. This lab study was undertaken at the World Anti-Doping Agency (WADA) accredited lab in Cologne (Germany) by Dr Mario Thevis and his team. Dr Thevis is recognized as a leading world expert in the field of doping control. The Institute of Biochemistry of the German Sport University Cologne is one of the oldest doping laboratories in the world. The study’s results were positive, and the proof-of-concept data was published in May 2017.

During 2017, the PCC funded a second larger follow-on EB lab study, also performed by Dr Thevis. This study focused on substances prohibited for in-competition testing; it too was successful. The study’s data was presented to lab directors at the 36th International Workshop on Doping Analysis (Cologne, April 2018). Further PCC funded labs studies are ongoing.

Based on the positive method characterization and validation data from both of Dr Thevis’ studies, together with data from multiple other non-sport studies/trials performed over the last eight years by various research institutes such as the Karolinska in Sweden and the National Institute on Drug Abuse (NIDA) in Baltimore, the decision was made to proceed with an EB field study in sport.

The PCC initiated an IRB-approved field trial and user survey for in-competition testing of athletes to establish ease-of-use and athlete acceptance. A new anti-doping specific EB sample collection kit was designed, developed, and produced in quantity to support the field trial. This new device/kit was funded by the PCC.

The trial was undertaken by existing MLB partners. CDT doping control services based in Los Angeles, collected samples from 521 MiLB players across several US teams. SMRTL, a WADA-accredited lab in Salt Lake City, analyzed the samples (across 3 matrices). The trial’s data was presented to lab directors at the 37th International Workshop on Doping Analysis (Cologne, Feb. 2019). This field trial was funded by the PCC.

Expectations are high that EB is fit-for-purpose and will be widely adopted by sports organizations and readily accepted by athletes, especially as an alternative to the highly intrusive method of closely observed urine collection. This is particularly so for young adult athletes, where the threat from of prohibited substances may be higher.

US professional sports organizations have collective annual revenues of $60bn. Doping is arguably the single biggest threat to the integrity of professional and amateur sports in North America and worldwide. As the rewards for sporting success increase, so does the threat from doping. SensaSure, with ownership of the EB platform, is uniquely positioned, at this critical juncture of sport and technology, to provide the next level of technology driven protection and user-experience that clean athletes demand and sports organizations require.

EB can achieve this, for example, by providing a method which is suited to new platforms that support physically unattended, while virtually observed, sample collections procedures. The COVID-19 crisis severely affected global anti-doping programs and demonstrated the need for dedicated secure platforms that support remote sample collection from players and athletes. This same platform, together with EB, may be used for wider applications such as telemedicine and remote health monitoring. This could include infection prevention and control precautions for COVID-19.

Supported by a wealth of peer reviewed published data from multiple independent lab studies and trials, together with close collaboration with our world class research partners and strategic sponsors, while protected by a portfolio with over 100 granted patents worldwide, we are preparing for entry into the global market of sports anti-doping as well as a wider range of applications in 2022 and beyond.

Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

●	Market acceptance. The growth of our business depends on our ability to gain broader acceptance of our current product by continuing to make sporting and law enforcement aware of the benefits of our product to generate increased demand and frequency of use, and thus increase sales. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target end markets.

●	Regulatory approvals/clearances and timing and efficiency of new product introductions. We must successfully obtain timely approvals or clearances and introduce new products that gain acceptance with sports organizations, employers, and law enforcement agencies. For our sales to grow, we will also need to receive FDA approval for the use of our EB device and will need to obtain regulatory clearance. We believe that our EB device will be classified as a Class 1 medical device by the FDA. However, there is no assurance that we will be permitted to file as a Class 1 device nor whether we will receive clearance to sell our EB device in the U.S. Device classification depends on the intended use of the device and also upon indications for use. Class I includes devices with the lowest risk.

●	Sales force size and effectiveness. The rate at which we grow our sales force and the speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among our target market. While we are not following a traditional retail business model, we may still need local support resources. This could involve business development and/or project manager work with strategic/commercial/manufacturing partners or sponsors. These resources may be hired indirectly as consultants for the duration of a particular program.

●	Competition. Our industry is intensely competitive and, in particular, we compete with a number of large, well-capitalized companies. We must continue to successfully compete in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the target markets who use our products. We have a portfolio of granted patents, which can serve to protect us from another party using our technology in the commercial market without our consent. However, there are always competitive threats. The main ones in our target market will come from the existing technologies and established solutions such as blood, urine, saliva testing. These methods are widely used and supported by many large companies compliant with recognized standards. Also, these methods are supported by established case law in the appropriate jurisdiction where they are in use. Companies providing test kids are Abbott, NMS Labs and LabCorp to mention a few.

●	Clinical results. Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our product is used by sports organizations, governing bodies for sports organizations and employers and law enforcement. We have published data; however, more data may be required in certain applications to enable wider adoption of our product.

While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information.

Components of Our Results of Operations

Product revenue

Product revenue is from the sale of our EB device. Our EB device is only sold for research purposes to gather method validation data and is not approved or cleared for use in the United States or elsewhere.

In the future we will sell our product to sports organizations and their associated governing bodies, primarily through direct sales representatives, as well as through distributors in selected international markets. For products sold through direct sales representatives, control is transferred upon delivery to customers. For products to be sold to distributors internationally and certain customers that purchase stocking orders in the United States, control will be transferred upon shipment or delivery to the customer’s named location, based on the contractual shipping terms.

Cost of product revenue

Cost of product revenue consists primarily of the cost of components for use in our product, the materials and labor that are used to produce our product, manufacturing overhead that directly supports production. We expect costs of product revenue to increase in absolute terms as our revenue grows.

Our gross margin has been and will continue to be affected by a variety of factors, primarily production volume, the cost of direct materials, product mix, geographic mix, discounting practices, manufacturing costs, product yields, headcount, and cost-reduction strategies. We expect our gross margin percentage to increase over the long term to the extent we are successful in increasing our sales volume and are therefore able to leverage our fixed costs. While we expect gross margin percentage to increase over the long term, it will likely fluctuate from quarter to quarter as we introduce new products.

Research and development expenses

Research and development (“R&D”) expenses consist of applicable personnel, consulting, materials, and clinical trial expenses. R&D expenses include:

●	certain personnel-related expenses, including salaries, benefits, bonus, travel, and stock-based compensation,

●	cost of clinical studies to support new products and product enhancements, including expenses for clinical research organizations (“CROs”) and site payments,

●	materials and supplies used for internal R&D and clinical activities,

●	allocated overhead including facilities and information technology expenses, and

●	cost of outside consultants who assist with technology development, regulatory affairs, clinical affairs, and quality assurance.

R&D costs are expensed as incurred. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products, enhance existing products and technologies, and perform activities related to obtaining additional regulatory approval.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits, bonus, travel, and stock-based compensation. Other general and administrative expenses include professional services fees, including legal, audit and tax fees, insurance costs, cost of outside consultants and employee recruiting and training costs. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing and SEC compliance and investor relations. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Other income, net

Other income consists primarily of interest earned on our cash equivalents and short-term investments.

Income tax provision

Income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations

Comparison of the Years Ended April 30, 2022, and April 30, 2021

For the year ended April 30, 2022 had minimal revenue of $6,424. Our efforts were concentrated on the preparation and our filing of our S-1 Registration Statement. Thereafter, we hope to designate more time to pursue discussions with organizations that are conducting trials and testing of our product to drive more usage of our EB device.

Our loss for the year ended April 30, 2022 was ($1,047,609). The net loss attributed to the company was ($929,961) and a net loss of ($117,648) was attributed to non-controlling interests. Our G&A expenses were $878,712 versus $762,612 for the year ended April 30, 2021.

The increase of $116,100 in our general and administrative costs, which included our legal and accounting costs related to our Registration Statement, caused the increase in our net loss. Our sales outside of the United States are denominated principally in Euros. As a result, we have foreign exchange exposure. We have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Research and development expense increased $45,101 compared to $120,038 for year ended April 30, 2021.

At April 30, 2022 we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our common stock, indebtedness, and, to a lesser extent, product revenue. As of April 30, 2022 we had $437,177 in cash and restricted cash held in trust, and a total deficit of ($463,205).

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our common stock, indebtedness, and, to a lesser extent, product revenue. As of April 30, 2021 our audited financial statements reflect, we had $699,777 in cash and restricted cash held in trust, and a total deficit of ($113,692).

Our audited revenue in 2021 was $12,572 a net loss of ($896,316). Our revenue remained relatively static due primarily to our attention directed to studies on the efficacy of the product and less on actual sales. Our operations were financed by additional private sales of stock as well as our officers contributing their efforts on the basis of stock compensation.

Liquidity and Capital Resources

Our liquidity is provided by our cash on hand and cash held in a restricted account of $437,177. Our cash has been generated by the sale of our stock and to a far lesser amount, sales of our product. For the next 12 months we expect our cash on hand and cash held in a restricted account to fulfill our needs. We do have a small inventory of our product. Given the product is sold for research purposes only we do not believe we will generate any substantial revenue from product sales.

Management believes that it will have to rely on future stock sales to generate sufficient cash to begin operational activities.

Cashflows

For the year ended April 30, 2022 we had a net loss of ($1,047,609) from our cash flows from operating activities. After making the necessary adjustments the net cash used in operating activities was ($632,119) as compared to the net cash used in operating activities for the year ended April 30, 2021 of ($315,820). Management believes the increase of $316,299 in the net cash used in operating activities, mainly attributable to the expenses related to the costs of the Registration Statement.

Contractual Obligations

At April 30, 2022, our contractual obligations were as follows:

		Payments Due by Period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
	$	$	$	$	$
Accounts payable and accrued liabilities to third parties	117,892	117,892	-	-	-
Accounts payable and accrued liabilities to related parties	407,163	407,163	-	-	-
Demand loan	76,638	76,638	-	-	-
Loans from related parties	86,482	86,482	-	-	-
Amount due to related party	196,740	196,740	-	-	-
Long term payable to a related party	17,935	-	17,935	-	-
Total contractual obligations	$902,850	884,915	17,935	-	-

Our purchase obligations are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transactions. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 appears after the signature page to this report as a separate section beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of April 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of April 30, 2022, our internal control over financial reporting is ineffective based on these criteria.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the year end April 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our executive officers, key employees and directors as of the date of this report.

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors. Each individual listed in the table is currently serving in their respective position:

Name	Age	Position
John Trainor	61	President & Chairman of the Board
Erik Savenstrand	48	Treasurer & Director
Randall Fahey	65	Independent Director
Michael Kelly	78	Independent Director

Executive Officers and Directors

John Trainor. Mr. Trainor has served as our Chief Executive Officer and as a member of the board of directors since May 2015 and in early 2022 was nominated as the Chairman of the Board of Directors. He has been responsible for establishing a strategic direction to leverage our highly innovative technology and enabling core IP. He has identified, qualified, and achieved method validation in multiple market segments and regions. He has increased the commercial partner engagements and the supporting lab partnerships to address target market segments and new application areas thru collaborative agreements with translational sponsors.

Previously, Mr. Trainor served in VP Sales/Marketing type roles at several US corporations and US start-ups. Mr. Trainor’s expertise and experience has been gained is in the areas of developing marketing strategies and building sales operations for technology-based businesses worldwide. He spent 15 years of his career in various managerial positions in the telecommunications industry for AT&T and Lucent Technologies (formerly AT&T). Mr. Trainor received an BS in Electronic Engineering from Univ of Surrey, UNITED KINGDOM.

Erik Savenstrand. Mr. Savenstrand has served as a Director since December of 2020. Prior to joining SensaSure Technologies, from 2019 to the present Mr. Savenstrand is the founder and CEO of ESS VC and is an independent consultant of Saven Advisory AB. From 2014 to the present. Mr. Savenstrand served as the CFO for Nyhem Bostad AB, responsible for financing and controlling of the Nyhem group of companies as well as structuring and financing of the company’s property development projects.

Mr. Savenstrand’s education credentials provide the basis for his accomplishments.

1994 - 1998 Stockholm School of Economics, Master of Science, Business and Administration

●	Major: Finance and Economics

●	Master thesis: An Assessment of Time-Variation in Expected Returns in an International Asset Pricing Model.

1995 – April 1999 Stockholm University, Master of Laws

Master Thesis: A Critical Assessment of the Mandatory Bid Rule

Aug 1998 – Jan 1999 University of Surrey Guildford, England

●	Introduction to English Law

●	Economic and Legal Translation

Randall Fahey. Mr. Fahey has served as a director since January 2022. Previously he was CEO at HiPic – a medical diagnosis start-up that provides a biosensor device for day-to-day testing of pathogens such as COVID-19 at workplaces, schools, airports, sports & entertainment venues and is a testing platform for drugs of abuse screening.

He has held executive positions with multiple companies, including Stream Processors, where he was also a cofounder, Morphics Technology and ZSP Corporation. Mr. Fahey has worked as an IC specialist for Nokia in the UK, an ASIC design manager for AT&T in Munich, Germany, and Paris, France, and as a senior design engineer with Motorola in Geneva, Switzerland. He was also a member of the technical staff at AT&T Bell Laboratories and prior to that at IBM.

Randall earned a master’s degree in electrical engineering from Cornell University, a bachelor’s degree in electrical engineering from the Massachusetts Institute of Technology and has participated in the executive MBA program at the AT&T School of Business.

Michael Kelly. Mr Kelly has served as a director since January 2022. He has 30 years experience (of which 17 in Europe) in finance, privatization, entrepreneurship & venture capital. He has held roles such as CEO and in senior management as well as an Angel investor and co-founded two tech firms. He has been a start-up mentor for a German Accelerator in Sunnyvale, CA. He is a consultant to Heidelberg Innovation Park, Heidelberg, Germany. Michael studied at the University of Southern California – BA, Political Science/Economics: MBA, International Business. His experience includes:

●	CEO/director ViaLogy plc (London AIM listed signal processing)

●	Founder First Ventury AG (German VC), Heidelberg

●	CEO American Express Bank GmbH, Frankfurt

●	Branch Manager Deutsche Bank, Ludwigshafen, Berlin

●	USAID Chief of Party for Estonian privatization, Tallinn

●	Consultant for Asian Development Bank, Beijing, China

●	Consultant with Prognos AG, Basel

●	Guest lecturer for VC, entrepreneurship, corporate finance in US, China, Hungary, Switzerland, Germany

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Structure and Compensation of Directors

Our board of directors currently consists of four (4) members. Our Board members are not compensated through cash payments except John Trainor who was compensated by both salary and stock awards . All the members are compensated through stock awards.

Director Independence

As of the date of the filing of this Annual Report on Form 10-K we have two (2) directors that qualify as independent directors.

Compensation of Directors

Directors who are also full-time officers or employees of our company will receive no additional compensation for serving as directors, and directors who are not full-time officers or employees of our company (“non-employee directors”) will receive compensation that will be developed in accordance with PCAOB guidelines.

Board Committees

As of the date of this annual report we have not established any audit, compensation or nominating and governance committees.

Code of Ethics

Our Code of Ethics was filed as exhibit 14.1 to our Registration Statement on Form S-1 that was filed on October 4, 2021. A copy of the Code of Ethics is available on the S.E.C. website at SEC.GOV.

Limitation of Liability and Indemnification

Our articles of incorporation, contains no provision that limits the liability of our directors for monetary damages to the fullest extent permitted by Nevada law. Consequently, our directors may be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, for:

●	any breach of the director’s duty of loyalty to us or our stockholders,

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law,

●	unlawful payments of dividends or unlawful stock repurchases or redemptions, or

●	any transaction from which the director derived an improper personal benefit.

Our articles of incorporation do not provide for indemnification of our directors and officers. Our bylaws provide that we are obligated to indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Nevada law. We believe these limitations of liability provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

A stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by indemnification provisions in our by-laws. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our principal executive officer, and our two other most highly compensated executive officers during our fiscal year ended April 30, 2022 and 2021.Our President and Director John Trainor earned $181,993 from May 2021 to April 30, 2022 and $137,974 from May 2020 to April 30, 2021. These amounts were earned however they have not been fully paid. At April 30, 2022, the unpaid salary to John Trainor was $196,740.

2022 and 2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Trainor	2021	137,974	-0-	353,393	-0-	-0-	-0-	-0-	353,393
President and Director	2022	181,993	-0-	44,230	-0-	-0-	-0-	-0-	44,230

Erik	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Savenstrand, Director	2022	-0-	-0-	14,073	-0-	-0-	-0-	-0-	14,073

Randall Fahey, Independent Director	2022	-0-	-0-	630	-0-	-0-	-0-	-0-	630

Michael Kelly, Independent Director	2022	-0-	-0-	630	-0-	-0-	-0-	-0-	630

(1)	Our President and Director John Trainor earned $181,993 from May 2021 to April 30, 2022 and $137,974 from May 2020 to April 30, 2021. These amounts were earned, however they have not been fully paid. At April 30, 2022, the unpaid salary to John Trainor was $196,740.

Executive Officer Employment Arrangements

We have entered into employment agreements with each of our named executive officers and each of our directors, the key terms of which are described herein. As a condition of employment each of our named executive officers has agreed to our standard, at-will employment, confidential information, invention assignment and arbitration agreement. Under these agreements, each officer has made a covenant not to solicit our employees, both during the officer/director’s employment and for the 12-month period following termination of employment for any reason.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for the executive officers named in the Summary Compensation Table as of the end of our fiscal year ended April 30, 2021.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR END

Option Awards
Name	Grant Date	Numbers of Securities Underlying Unexercised Options (1) Exercisable	Numbers of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Trainor	-0-	-0-	-0-	-0-	-0-	-0-
Erik Savenstrand	-0-	-0-	-0-	-0-	-0-	-0-
Randall Fahey	-0-	-0-	-0-	-0-	-0-	-0-
Michael Kelly	-0-	-0-	-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

We have not historically provided any compensation to any member of our board of directors who has been designated to serve on our board by one of our significant investors. Our directors have not been granted stock or option awards for service on our board of directors. We will, however, reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of directors and committee meetings.

Mr. Trainor, our President and Director, did not receive additional compensation for his services as a director. For more information on Mr. Trainor’s compensation as an officer, see the section titled “Executive Compensation.”

The following table presents the total compensation for each person who served as a non-employee director of the Company during the fiscal year ended April 30, 2022.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
John Trainor	-0-	-0-	-0-	-0-	-0-
Erik Savenstrand	-0-	-0-	-0-	-0-	-0-
Randall Fahey	-0-	-0-	-0-	-0-	-0-
Michael Kelly	-0-	-0-	-0-	-0-	-0-

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We describe below transactions and series of similar transactions, during our last two fiscal years or currently proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeds $120,000, and

●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

The Company had the following balances and transaction with related parties for years ended April 30, 2022 and April 30, 2021:

(a)	Amounts due to related parties

At April 30, 2022 and April 30, 2021, salary payable to John Trainor our President and a Director of the company who is also a director of SensaBues included in amounts due to related parties was $196,740 and $45,350 respectively.

On March 31, 2021, the Company, SensaBues and John Trainor our President and a Director of the Company who is also a director of SensaBues reached an agreement to settle an account payable in the amount of $326,337 by issuing options to purchase common shares of SensaBues with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee. The agreement allows the Director to subscribe an aggregated 3,400 common shares of SensaBues. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term.

(b)	Loans from related parties

At April 30, 2022 and April 30, 2021, balances of loan from a former director of SensaSure were $55,959 (SEK550,000) and $65,597 (SEK550,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $1,235 and $1,103 for year ended April 30, 2022 and April 30, 2021, respectively.

At April 30, 2022 and April 30, 2021, balances of loan from a former director of SensaSure were $30,523 (SEK300,000) and $35,780 (SEK300,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $674 and $742 for year ended April 30, 2022 and April 30, 2021, respectively.

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at April 30, 2022 and 2021, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at April 30, 2021, the total accounts payable and accrued liabilities to the related party was $249,400.

For the year ended April 30, 2021, the interest expense was $13,066.

For the year ended April 30, 2021, the total purchase from the related party representing the research and development and patent expenses was in amount of $120,038.

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the last payment date was extended to August 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At April 30, 2022, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,997 (2021 - $6,677). At April 30, 2022, the current portion of the modified payable balance was $261,683 (SEK 2,572,000) (2021 - $104,240; 2021 - SEK874,000) and the long term portion was $17,935 (SEK176,280) (2021 - $229,504, SEK1,924,280).

The future commitments for long term payable are as below:

For year ended April 30,	$
2024	17,935
Total	17,935

As at April 30, 2022, the total accounts payable and accrued liabilities to the related party was $407,163.

For the year ended April 30, 2022, the total purchase from the related party representing the research and development and patent expenses was in amount of $165,139.

Director and Officer Indemnification

We have not entered into an indemnification agreement with any of our directors and executive officers. Neither our certificate of incorporation or our bylaws provide for the indemnification of our directors and officers

Policies and Procedures for Related Party Transactions

Our board of directors will adopt a written related party transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-party transactions. This policy will cover any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related party had or will have a direct or indirect material interest, as determined by the audit committee of our board of directors, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related party.

All related party transactions described in this section occurred prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and approved by our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of April 30, 2022, by:

●	each person whom we know to own beneficially more than 5% of our common stock,

●	each of our directors and named executive officers individually, and

●	all of our directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of April 30, 2022. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person. The percentage ownership of our common stock in the “Shares Beneficially Owned Before the Offering” column in the table is based on 105,723,183 shares of our common stock issued and outstanding as of April 30, 2022. The percentage ownership of our common stock in the “Shares Beneficially Owned After the Offering” column in the table is based on 105,723,183 shares of our common stock issued and outstanding as of April 30, 2022. See Table 1.0 below.

Unless otherwise indicated, the address for each listed stockholder is c/o SensaSure Technologies, Inc., 505 Park Avenue, 4th Floor, New York, New York 10022. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Name of Beneficial Owner	Common Shares Beneficially Owned
	Number	Percent*
Greater than 5% Stockholders:
John Trainor(1)	61,501,000	58.17%
Erik Savenstrand (2)	3,580,000	3.39%
Randall Fahey (3)	9,000	0.01%
Michael Kelly(4)	9,000	0.01%

Greater than 5% Stockholders as a Group (4 persons)	65,099,000	61.57%

Directors and Named Executive Officers:
John Trainor(1)	61,501,000	58.17%
Erik Savenstrand(2)	3,580,000	3.39%
Randall Fahey(3)	9,000	0.01%
Michael Kelly(4)	9,000	0.01%

Directors and Officers as a Group (4 persons)	65,099,000	61.57%

*	Represents the beneficial ownership percentage of the outstanding common stock. Preferred voting power not included.

(1)	President and a Director

(2)	Director

(3)	Independent Director

(4)	Independent Director

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 31, 2022 the Company retained the services of two (2) Independent Directors; Mr. Randall Fahey and Mr. Michael Kelly. Each of the Independent Directors shall earn nine thousand (9,000) shares for their services for each quarter they remain retained by the Company.

The Company has used the services of Mr. Connell Trainor, the son of our President and Chairman John Trainor for services related to the support of daily activities of the company. Mr. Connell Trainor was compensated by restricted stock in the company with 2,100,000 shares of restricted stock equivalent to 1.99% of the outstanding shares of the Company.

Policies and Procedures for Transactions With Related Persons

In April, 2022, our Board of Directors adopted a written policy that our executive officers, directors, beneficial owners of more than 5% of any class of our capital stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us without the prior consent of our Board of Directors. Any request for us to enter into a transaction with an executive officer, director, beneficial owner of more than 5% of any class of our capital stock, or any member of the immediate family of any of the foregoing persons, in which such person would have a direct or indirect interest, must first be presented to our Board of Directors for review, consideration, and approval or ratification. In approving or rejecting any such proposal, our Board is to consider all relevant facts and circumstances of the transaction available to it, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unrelated third party or to employees under the same or similar circumstances, that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The written policy will require that, in determining whether to approve or reject a related person transaction, our Board must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Board determines in good faith.

Certain Related Person Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this proxy statement, below we describe transactions since April 31, 2021 to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, which we refer to as our related parties, had or will have a direct or indirect material interest.

●	The company has executed an agreement on January 31, 2022 between John Trainor and Connell Trainor that was for services rendered to the company from April 8, 2021 to January 11, 2022. There is a family relationship between Connell Trainor, the son of John Trainor, the Chairman of board. The agreement calls for services to be rendered, which have been completed. This agreement is no longer in effect as of January 31, 2022.

Item 14. Accountant Fees and Services.

Aggregate fees billed to us by SRCO, C.P.A. Professional Corporation, the Company’s principal independent accountants, during the last two fiscal years were as follows:

Fees	2022	2021

Audit Fees	$40,000	$40,000
Audit-Related Fees	36,000	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$76,000	$40,000

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the audit committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to us by our independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the audit committee for approval lists of recurring audits, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The audit committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the audit committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The audit committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the audit committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The audit committee will not grant approval for:

●	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to us;

●	provision by the independent auditor to us of strategic consulting services of the type typically provided by management consulting firms; or

●	the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of our financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of SensaSure who is in an accounting role or financial reporting oversight role must be approved by the audit committee on a case-by-case basis where such services are to be paid for by us, and the audit committee will be informed of any services to be provided to such individuals that are not to be paid for by us.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the audit committee will consider all relevant facts and circumstances, including the following four basic guidelines:

●	whether the service creates a mutual or conflicting interest between the auditor and us;

●	whether the service places the auditor in the position of auditing his or her own work;

●	whether the service results in the auditor acting as management or an employee of SensaSure; and

●	whether the service places the auditor in a position of being an advocate for us.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a)	Financial Statements:

(1) The financial statements required to be included in this report appear after the signature page to this report as a separate section beginning on page F-1.

(2) All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3) The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed on October 4, 2021)
3.2	Amended Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 filed on October 4, 2021)
3.3	By-Laws (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 filed on October 4, 2021)
3.4	Certificate of Correction (Incorporated by reference to Exhibit 3.4 of the Company’s Form S-1 filed on October 4, 2021)
3.5	Certificate of Correction (Incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filed on October 4, 2021)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form S-1 filed on October 4, 2021)
21.1*	Subsidiary of Registrant
23.1*	Consent of independent registered public accounting firm
31.1*	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2*	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1**	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.

†	Indicates a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSASURE TECHNOLOGIES, INC.

Date: August 11, 2022	By:	/s/ John Trainor
By: John Trainor
Title: Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Trainor	Chief Executive Officer and Director	August 11, 2022
John Trainor	(principal executive officer)

/s/ John Trainor	Chief Financial Officer	August 11, 2022
John Trainor	(principal financial and accounting officer)

/s/ Erik Savenstrand	Director	August 11, 2022
Erik Savenstrand

/s/ Randall Fahey	Independent Director	August 11, 2022
Randall Fahey

/s/ Michael Kelly	Independent Director	August 11, 2022
Michael Kelly

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

SRCO, C.P.A., Professional Corporation

Certified Public Accountants

14 Wynngate Lane

Amherst, NY

14221

U.S.A.

Tel: 716 574 1802, 416 428 1391 & 416 671 7292

Fax: 905 882 9580 Email: info@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SensaSure Technologies Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SensaSure Technologies, Inc. and its subsidiary (the Company) as of April 30, 2022 and 2021, the related consolidated statements of loss, comprehensive loss, stockholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2022, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2(c) to the financial statements, the Company has incurred recurring losses from operations, and had a net working capital deficiency and an accumulated deficit as of April 30, 2022 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SRCO, C.P.A., Professional Corporation

We have served as the Company’s auditor since 2021	SRCO, C.P.A., Professional Corporation
Amherst, NY	CERTIFIED PUBLIC ACCOUNTANTS
August 11, 2022

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS AT APRIL 30, 2022 AND 2021

		As at	As at
		April 30	April 30,
	Note	2022	2021
		$	$
ASSETS
Current Assets:
Cash	3 (b)	46,419	144,129
Restricted cash held in trust	3 (b)	390,758	555,648
Accounts receivable		-	583
Subscription receivable	4, 9 (b)	-	27,300
Prepayments and other receivables		2,468	6,852
Total current assets		439,645	734,512
TOTAL ASSETS		439,645	734,512

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	117,892	129,021
Accounts payable and accrued liabilities to a related party	8 (c)	407,163	249,400
Demand loans	6	76,638	89,838
Loans from related parties	8 (b)	86,482	101,377
Amount due to related parties	8 (a)	196,740	49,064
Total current liabilities		884,915	618,700

Long term payable to a related party	8 (c)	17,935	229,504
Total Liabilities		902,850	848,204

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at April 30, 2022 and April 30, 2021, respectively. Issued and outstanding shares: Nil and 24,371 as at April 30, 2022 and April 30, 2021, respectively.	9	-	24
Class B Preferred Stock, $0.001 par value, 5,000,000 authorized as at April 30, 2022 and April 30, 2021, respectively. Issued and outstanding shares: Nil and 31,500 at as at April 30, 2022 and April 30, 2021, respectively.	9	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at April 30, 2022 and April 30, 2021, respectively. Issued and outstanding common shares: and 105,723,183 as at April 30, 2022 and 47,295,183 at April 30, 2021, respectively.	9	564,060	252,951
Shares to be issued (Nil and 420,000 common shares at April 30, 2022 and April 30, 2021 respectively)	9	-	27,300
Additional paid-in capital		4,242,504	3,948,919
Accumulated other comprehensive loss		(195,610)	(284,946)
Accumulated deficit		(4,433,352)	(3,583,385)
TOTAL EQUITY ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		177,602	360,863
TOTAL DEFICIT ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		(881,448)	(823,298)
DEVELOPMENT RESERVE	9 (d)	240,641	348,743
TOTAL DEFICIT		(463,205)	(113,692)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		439,645	734,512

Reverse Capitalization (Note 1)

Contingency (Note 10)

Subsequent events (Note 11)

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

		Year ended	Year ended
		April 30,	April 30,
	Note	2022	2021
		$	$
REVENUE	3 (a)	6,424	12,572

EXPENSES
General and administrative expense	9 (b)	(878,712)	(762,612)
Research and development expense	3 (f), 8 (c)	(165,139)	(120,038)
TOTAL OPERATING EXPENSES		(1,043,851)	(882,650)

Interest expenses, net	6, 8 (b), 8 (c)	(10,182)	(24,673)
Other expenses		-	(1,565)
NET LOSS BEFORE INCOME TAXES		(1,047,609)	(896,316)
Income taxes	7	-	-
NET LOSS		(1,047,609)	(896,316)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		117,648	105,642
NET LOSS ATTRIBUTABLE TO THE COMPANY		(929,961)	(790,674)

LOSS PER SHARE, BASIC AND DILUTED		(0.015)	(0.050)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		61,379,022	15,792,612

See effect of reverse capitalization (Note 1)

The accompanying notes are an integral part of the consolidated financial statements

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	Year ended	Year ended
	April 30	April 30,
	2022	2021
	$	$
NET LOSS FOR THE YEAR	(1,047,609)	(896,316)
Foreign currency translation adjustments	120,726	(77,982)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR	(926,883)	(974,298)
	-
Attributable to:	-
COMMON SHAREHOLDERS OF THE COMPANY	(840,625)	(851,189)
NON-CONTROLLING INTERESTS	(86,258)	(123,109)
	(926,883)	(974,298)

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

											Accumulated
				Class A		Class B				Additional	Other			Non-
		Common Stock		Preferred Stock		Preferred Stock		Shares to be issued		paid-in Capital	Comprehensive Loss	Accumulated deficit	(Deficit)	controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2020		13,015,248	130,152	-	-	-	-	-	-	2,519,267	(224,431)	(2,758,187)	(333,199)	(762,384)	367,346	(728,237)
Issuance of shares pursuant to private placemen	9	499,935	4,999	-	-	-	-	-	-	94,644	-	-	99,643	-	-	99,643
Subsidiary issuance of shares pursuant to private placement	9	-	-	-	-	-	-	-	-	-	-	-	-	27,671	-	27,671
Subsidiary issuance of shares pursuant to private placement	9	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of shares pursuant to private placement	9	11,780,000	117,800	-	-	-	-	-	-	647,900	-	-	765,700	-	-	765,700
Issuance of shares pursuant to private placement	9	-	-	-	-	-	-	420,000	27,300	-	-	-	27,300	-	-	27,300
Issuance of shares for services	9	22,000,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Class A preferred shares for services	9	-	-	24,371	24	-	-	-	-	360,771	-	-	360,795	-	-	360,795
Issuance of Class B preferred shares for services to be rendered	9	-	-	-	-	31,500	-	-	-	-	-	-	-	-	-	-
Issuance of stock options to settle debts by subsidiary	9	-	-	-	-	-	-	-	-	326,337	-	-	326,337	-	-	326,337
Loss for the year		-	-	-	-	-	-	-	-	-	-	(790,674)	(790,674)	(105,642)	(18,603)	(914,919)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	(60,515)	-	(60,515)	(17,467)	-	(77,982)
Effect of dilution of ownership in subsidiary pursuant to issuance of shares		-	-	-	-	-	-	-	-	-	-	(34,524)	(34,524)	34,524	-	-
Balance at April 30, 2021		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement	9	4,870,000	3,409	-	-	-	-	-	-	337,491	-	-	340,900	-	-	340,900
Issuance of shares pursuant to private placement completed in prior year	9	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Conversion of Class A preferred shares	9	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares	9	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	9	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	9	-	38,610	-	-	-	-	-	-	49,600	-	-	88,210	-	-	88,210
Issuance of shares for services	9	2,118,000	21,180	-	-	-	-	-	-	127,080	-	-	148,260	-	-	148,260
Issuance of shares for services to be rendered	9	3,080,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss for the year		-	-	-	-	-	-	-	-	-	-	(929,961)	(929,961)	(117,648)	-	(1,047,609)
Appropriation to development reserve	9	-	-	-	-	-	-	-	-	-	-	79,994	79,994	28,108	(108,102)	-
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	89,336	-	89,336	31,390	-	120,726
Balance at April 30, 2022		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)

*See effects of reverse capitalization (Note 1)

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

		Year ended	Year ended
		April 30	April 30,
	Note	2022	2021
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,047,609)	(896,316)
Adjustments for:
Issuance of Class A preferred shares for service	9 (b)	-	360,795
Amortization of vested shares	9 (b)	88,210	-
Issuance of shares for services	9 (b)	148,260	-
Changes in:		-	-
Accounts receivable		549	(557)
Prepayments and other receivables		3,728	(3,742)
Accounts payable and accrued liabilities to third parties and a related party		196,586	202,029
Amounts due to related parties		174,423	(197,578)
Long term payable to a related party		(196,266)	219,549
Net cash used in operating activities		(632,119)	(315,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 9 (b)	368,200	865,343
Proceeds from subsidiary issuance of shares to noncontrolling interests		-	27,671
Repayment to demand loans		-	(28,125)
Proceeds from related party loans		-	45,638
Net cash provided by financing activities		368,200	910,527

Effect of exchange rate changes on cash and restricted cash held in trust		1,319	19,108
Net (decrease) increase in cash and restricted cash held in trust		(262,600)	613,815
Cash and restricted cash held in trust at the beginning of period		699,777	85,962
Cash and restricted cash held in trust at the end of period		437,177	699,777

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-
Non cash transaction
Stock option issued by Subsidiary to settle accounts payable		-	326,337

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

Sensa Bues AB (“Sensa Bues”) was incorporated in the Kingdom of Sweden in November 2009. Sensa Bues AB owns the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. These aerosols, which originate from the lungs and blood, are captured using electret-based filter technologies.  This non-invasive breath-based biological sample collection and testing methodology is called ExaBreath (“EB”) technology.

Sensa Bues AB performs medical device design and research focusing on developing and commercializing EB for disease detection, exposure monitoring, and drug metabolism.

On December 21, 2020, the Company completed a reverse recapitalization via a share exchange agreement with Sensa Bues AB and the shareholders who owned 270,339 common shares that represented 72.82% of the total issued and outstanding common shares in Sensa Bues AB. Under the share exchange agreement, the shareholders of Sensa Bues AB, agreed to exchange their shares of Sensa Bues AB for common shares of SensaSure at an exchange ratio of approximate 1:49.99. Pursuant to the share exchange transactions (see share exchange agreement noted above), SensaSure issued a total of 13,515,183 common shares and the then-shareholders of Sensa Bues AB hold their ownership of Sensa Bues AB through SensaSure (Note 9 (b)). Upon completion of the share exchange transaction, SensaSure became the controlling shareholder that owned 74.82% the total issued and outstanding common shares in Sensa Bues AB and parent company of Sensa Bues AB (“Subsidiary”). No goodwill or other intangible assets were recorded during the reverse capitalization. As noted earlier, this transaction has been accounted for as a reversed recapitalization, the operating results included in this discussion reflect the historical operating results of Sensa Bues AB prior to the reverse capitalization transaction.

During April 2021, the Company increased its ownership interest in Sensa Bues AB pursuant to private placements completed by Sensa Bues AB where 277,296 common shares and 93,032 common shares were issued to the Company and noncontrolling interests respectively. (Note 9 (b) (c)).

Subsequent to April 30, 2022, the Company increased its ownership interest in Sensa Bues AB pursuant to private placements completed by Sensa Bues AB where 2,200,000 common shares and 440 common shares were issued to the Company and noncontrolling interests respectively. (Note 11).

On April 30, 2022, the Company owned 74% (74% - 2021) of the total issued and outstanding common shares in Sensa Bues AB (Note 9 (c)).

2.	BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its less wholly owned subsidiary, Sensa Bues AB. All intercompany accounts and transactions have been eliminated.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at April 30, 2022 and April 30, 2021, had an accumulated deficit of $4,433,352 and $3,583,385 respectively, a working capital deficiency of $445,270 and working capital surplus of $115,812 respectively. The Company, during year ended April 30, 2022 and April 30, 2021, through several private placements, raised $368,200 and $893,014 respectively (Note 9 (b)). On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments (Note 8 (c)). During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 8 (a) and Note 9 (b)).

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

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During 2020, 2021 and 2022, as a result of COVID-19 infections having been reported throughout both the United States and Sweden, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain level of adverse impact. At the date of approval of these consolidated financial statements, it is still not possible to reliably estimate the effect of these developments as well as the impact on the financial results and condition of the Company in future periods. Management is monitoring these developments on the Company’s operations and is taking all steps to ensure that employees are following all public health and safety protocols.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements completed by the Company during years ended April 30, 2021 and 2022 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

(d)	Critical management judgment and use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals, stock options, principles of consolidation and reverse recapitalization and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

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

The functional currency of the Company’s Swedish-based subsidiary is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and restricted cash held in trust, accounts receivable, subscription receivable, other receivables, accounts payable and accrued liabilities, demand loans, loans from related parties, amounts due to related parties and long term payable to a related party. The Company’s cash and restricted cash held in trust, which are carried at fair values, are classified as Level 1. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

(j)	Income Taxes

Income taxes are computed under the asset and liability method reflecting both current and deferred taxes, which reflect the tax impact of all events included in the consolidated financial statements. The balance sheet approach (i) reflects a current tax liability or asset recognized for estimated taxes payable or refundable on tax returns for the current and prior years, (ii) reflects a deferred tax liability or asset recognized for the estimated future tax effects attributable to temporary differences and carry forwards, (iii) measures current and deferred tax liabilities and assets using the enacted tax rate of which the effects of future changes in tax laws or rates are not anticipated, and (iv) reduces deferred tax assets, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company recognizes deferred tax assets only to the extent that management concludes these assets are more-likely-than-not to be realized. Significant judgement is required in assessing and estimating the more-likely-than-not tax consequences of the events included in the consolidated financial statements. Management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) management determines whether it is more likely- than-not that the tax position will be sustained on the technical merits of the position and (ii) for those tax positions that meet the more likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

(k)	Loss per share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at April 30, 2022 and 2021.

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on April 1, 2019. The additional elements of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company does not expect that the new guidance will significantly impact its consolidated financial statements.

4.	SUBSCRIPTION RECEIVABLE

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 common shares subscribed, issued 11,780,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable and shares to be issued in amount of $27,300 at April 30, 2021. The number of shares to be issued was 420,000. During the year ended April 30, 2022, the Company received the subscription proceeds and issued 420,000 common shares accordingly (Note 9 (b)).

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	As of April 30,
	2022	2021
Accounts payable	$52,178	$56,555
Accrued liabilities	65,714	72,466
	$117,892	$129,021

6.	DEMAND LOANS

At April 30, 2022 and April 30, 2021, the Company had balances in unsecured demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $29,811 (SEK 293,000) and $34,945 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the years ended April 30, 2022 and 2021, interest expense was $6,580 and $6,686, respectively.

At April 30, 2022 and April 30, 2021, the Company had balances in unsecured demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $46,827 (SEK 460,247) and $54,893 (SEK 460,247), respectively. The loans had an interest rate of 2% per annum. For the years ended April 30, 2022 and 2021, interest expense was $1,214 and $1,050, respectively.

7.	INCOME TAXES

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 24.80% and 21.18% for year ended April 30, 2022 and 2021 as follows:

Income tax recovery

	For year ended April 30, 2022 $	For year ended April 30, 2021 $
Net loss before income taxes	(1,047,609)	(896,316)
Tax rate	24.80%	21.18%
Income tax recoverable	(259,848)	(189,852)
Non-deductible items and others*	66,212	75,767
Rate change and others	46,991	(24,666)
Unrecognized deferred tax assets	146,645	138,751
Income tax expenses	-	-

*	The non-deductible items and others for year ended April 30, 2022 represented share-based compensation expense recognized during the year pursuant to issuance of common shares and amortization of vested shares granted in prior year. (Note 9 (b)).

*	The non-deductible items and others for year ended April 30, 2021 represented share-based compensation expense recognized during the year pursuant to issuance of Class A Preferred Shares. (Note 9 (b)).

Deferred tax items

	As At April 30, 2022 $	As At April 30, 2021 $
Net operating losses carried forward	812,320	665,675
Valuation allowance	(812,320)	(665,675)
	-	-

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

At April 30, 2022 and April 30, 2021, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

At April 30, 2022 and April 30, 2021, the Company has approximately $3,814,457 and $3,113,044 respectively, of net operating loss and non-capital losses available to offset future taxable income. These losses will expire between 2032 to 2042.

As of April 30, 2022, the Company is not subject to any uncertain tax positions.

8.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At April 30, 2022 and April 30, 2021, salary payable to CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $196,740 and $45,350, respectively.

On March 31, 2021, the Company, Sensa Bues AB and CEO of the Company who is also a director of Sensa Bues AB reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 (c) and Note 9 (b)). The agreement allows the director to subscribe aggregated 3,400 common shares of Sensa Bues AB. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

At April 30, 2022 and April 30, 2021, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $nil and $3,001, respectively.

At April 30, 2022 and April 30, 2021, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $nil and $713, respectively.

(b)	Loans from related parties

At April 30, 2022 and April 30, 2021, balances of loan from a former director of SensaSure were $55,959 (SEK 550,000) and $65,597 (SEK 550,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $1,235 and $1,103 for year ended April 30, 2022 and April 30, 2021, respectively.

At April 30, 2022 and April 30, 2021, balances of loan from a former director of SensaSure were $30,523 (SEK 300,000) and $35,780 (SEK 300,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $674 and $742 for year ended April 30, 2022 and April 30, 2021, respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at April 30, 2022 and 2021, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at April 30, 2021, the total accounts payable and accrued liabilities to the related party was $249,400.

For the year ended April 30, 2021, the interest expense was $13,066.

For the year ended April 30, 2021, the total purchase from the related party representing the research and development and patent expenses was in amount of $120,038.

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK 2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the last payment date was extended to August 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At April 30, 2022, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,997 (2021 - $6,677). At April 30, 2022, the current portion of the modified payable balance was $261,683 (SEK 2,572,000) (2021 - $104,240; 2021 - SEK 874,000) and the long term portion was $17,935 (SEK 176,280) (2021 - $229,504, SEK 1,924,280).

The future commitments for long term payable are as below:

For year ended April 30,	$
2024	17,935
Total	17,935

As at April 30, 2022, the total accounts payable and accrued liabilities to the related party was $407,163.

For the year ended April 30, 2022, the total purchase from the related party representing the research and development and patent expenses was in amount of $165,139.

9.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at April 30, 2022, the Company is authorized to issue 250,000,000 (April 30, 2021 – 250,000,000) shares of common stock ($0.01 par value).

As at April 30, 2022 and 2021, the Company is authorized to issue 5,000,000 (April 30, 2021 – 5,000,000) shares of Class A preferred stock ($0.001 par value). Class A preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. When conversion is available it shall be at the discretion of the preferred shareholder. Sale of the converted shares shall not occur until sixty (60) months after a NASDAQ listing. There shall be no dividend rights assigned to the Class A preferred shares. There shall be no registration rights attached to the converted shares. Voting rights per preferred share are 1,000 common shares.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes A preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. The Conversion was completed on January 31, 2022 and Class A preferred stock were converted into 24,371,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged.

As at April 30, 2022, the Company is authorized to issue 5,000,000 (April 30, 2021– 5,000,000) shares of Class B preferred stock ($0.001 par value). Class B preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Vested common shares may become free trading when certain conditions are met. Each consultant to be advised of their specific conditions that must be met. Voting rights per share are equal to 1,000 common votes for each preferred share.

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

At April 30, 2022, common shares issued and outstanding totaled 105,723,183 (2021 – 47,295,183) shares (Note 9 (b)).

At April 30, 2022, there were Nil Class A shares of Preferred Stock that were issued and outstanding (2021 – 24,371) (Note 9 (b)).

At April 30, 2022, there were Nil Class B shares of Preferred Stock that were issued and outstanding (2021 – 31,500) (Note 9 (b)).

(b)	Share issuance

Share issuance during the year ended April 30, 2021

During the year ended April 30, 2021, Sensa Bues AB, via a private placement for proceeds of $99,643, issued 10,000 common shares to SensaSure. SensaSure’s common stock has been adjusted retroactively to give effect for the exchange ratio upon the issuance and resulted in issuance of 499,935 shares of common stock of SensaSure. The proceeds received was reflected as an increase in common stock in amount of $4,999 and additional paid-in capital in amount of $94,644, respectively.

On December 21, 2020, the Company completed a reverse recapitalization via a share exchange agreement with Sensa Bues AB and the shareholders who owned 270,339 common shares that represented 72.82% of the total issued and outstanding common shares in Sensa Bues AB. Under the share exchange agreement, the shareholders of Sensa Bues AB, agreed to exchange their shares of Sensa Bues AB for common shares of SensaSure at an exchange ratio of approximate 1:49.99. Pursuant to the share exchange transactions (see share exchange agreement noted above), SensaSure issued a total of 13,515,183 common shares and the then-shareholders of Sensa Bues AB hold their ownership of Sensa Bues AB through SensaSure. (Note 1). Shareholders agreed that from the Effective Date of share exchange agreement the Shareholders shall have up to 243,402 shares to sell when a trading market begins on the OTC Markets. Eighteen (18) months after the initial listing date of the shares on the NASDAQ Market, the Shareholder shall have 1,914,704 shares available to sell. Twenty-four (24) months after the initial listing date of the shares on the NASDAQ Market, the Shareholders shall have 5,744,109 shares available to sell. Any remaining shares held by the Shareholders may be sold subject to Rule 144 trading requirements and Officer/Director restrictions, if applicable. The Shareholders will not (1) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any of the Securities or any securities convertible into, exercisable or exchangeable for or that represent the right to receive shares of Common Stock (including, without limitation, shares of Common Stock which may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and securities which may be issued upon exercise of a stock option or warrant) whether now owned or hereafter acquired, or (2) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of shares of Common Stock or such other securities, in cash or otherwise; Shareholders further agreed that any sale of the Securities for twelve months following the end of the Lock Up Period shall be subject to the volume restrictions of Rule 144.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

During the year ended April 30, 2021, Sensa Bues AB, via several private placements for proceeds of $27,671, issued 93,032 common shares to noncontrolling interests (Note 9 (c)). The proceeds were reflected as an increase of $27,671 in noncontrolling interests.

During the year ended April 30, 2021, SensaSure acquired an additional 267,296 common shares (Note 9 (c)) of Sensa Bues AB for cash consideration of $80,800. The additional investment in Sensa Bues AB and the corresponding increase in Sensa Bues AB’ share capital was eliminated upon consolidation and had no cash flow impact.

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 restricted common shares, issued 11,780,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable in amount of $27,300 as well as shares to be issued at April 30, 2021. The number of shares to be issued was 420,000. The Company received the subscription proceeds subsequently to year end and issued 420,000 common shares accordingly (Note 4). The subscribers entered into lock up agreement pursuant to which (1) The Shareholders shall 1,715,800 of the shares subscribed to sell when a trading market begins on the OTC Markets; (ii) The Shareholders shall have 5,346,000 of their remaining shares available to sell Six (6) months after the initial listing date of the shares on the NASDAQ Market; (iii) The Shareholders shall have their remaining shares for trading Eighteen (18) months after the initial listing date of the shares on the NASDAQ Market; and (iv) In the event the stock does not begin trading on the NASDAQ Market within a period of Thirty-Six (36) months after the execution of the Share Exchange Agreement, the Shareholders shall have up to Thirty Percent (30%) of their remaining shares available to sell after the initial listing date of the shares on the OTC Market. The balance of the Shareholder’s shares shall be available for trading Sixty (60) months after the initial listing date of the shares on the OTC Market (the “Lock Up Period”).

During year ended April 30, 2022, the Company has revised the lock up periods of certain shareholders, resulting in a change of total number of shares to be released at different time. This process was completed on April 4, 2022. After the revision, the shareholders shall have 10,898,736 shares available to sell upon a trading market begins on OTC Market, 7,738,000 shares available to sell upon six months after a trading market begins on OTC Market, 4,750,000 shares available to sell upon initial listing date on the Nasdaq Market, 6,280,000 shares available to sell upon six months after initial listing date on the Nasdaq Market, 800,000 shares available to sell upon twelve months after initial listing date on the Nasdaq Market, 3,838,213 shares available to sell upon eighteen months after the initial listing date on Nasdaq Market, 6,620,863 shares available to sell upon twenty four months after the initial listing date on Nasdaq Market and the balance of the shareholders’ shares will be available to sell upon sixty months after the initial listing date on Nasdaq Market. Shareholders further agreed that any sale of the Securities for twelve months following the end of the Lock Up Period shall be subject to the volume restrictions of Rule 144.

During the year ended April 30, 2021, SensaSure issued 22,000,000 common shares to directors of the Company for director services that starts from May 1, 2021 to April 30, 2026. If a director fails to complete the term of his responsibility the unearned portion of the shares shall be returned to the treasury stock of the Company. The fair value of the shares issued, in amount of $502,614, was determined by allocating the Enterprise Equity Value on a fully-diluted basis. During the year ended April 30, 2022, three directors left the Company and the 7,931,000 unvested shares was cancelled accordingly. The fair value of the vested portion of share based compensation expenses, in the amount of $88,210, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $38,610 and additional paid in capital in amount of $49,600 respectively during the year ended April 30, 2022.

During the year ended April 30, 2021, SensaSure issued 24,371 Class A Preferred Stock to directors of the Company for services provided. The fair value of the shares issued, in amount of $360,795, was determined based on the common stock fair value and factoring in the conversion rights which are subject to performance condition. Estimates of the timing and successful completion of the performance conditions were made by management. The fair value of the shares issued was recorded as share-based compensation and included in general and administrative expenses with a credit of $24 and $360,771 in Class A Preferred Stock and additional paid-in capital, respectively.

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

During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle accounts payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 (c) and Note 8 (a)). The fair value of the stock option was determined based on the fair value of the services provided by the director. The difference between the carrying amount of the liability settled and the fair value of options issued is $nil. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

Share issuance during the year ended April 30, 2022

The Company recognized a subscription receivable in amount of $27,300 as well as shares to be issued at April 30, 2021. The number of shares to be issued was 420,000. The Company received the subscription proceeds during the year ended April 30, 2022 and issued 420,000 common shares accordingly (Note 4).

During the year ended April 30, 2022, SensaSure, via several private placements, raised proceeds of $340,900 ($0.07 per share) and issued 4,870,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $3,409 and additional paid-in capital in amount of $337,491 respectively. The subscribers entered into lock up agreement and the shareholders shall have 502,584 shares available to sell upon a trading market begins on OTC Market, 356,484 shares available to sell upon six months after a trading market begins on OTC Market, 218,663 shares available to sell upon initial listing date on the Nasdaq Market, 289,278 shares available to sell upon six months after initial listing date on the Nasdaq Market, 37,012 shares available to sell upon twelve months after initial listing date on the Nasdaq Market, 176,781 shares available to sell upon eighteen months after the initial listing date on Nasdaq Market, 304,862 shares available to sell upon twenty four months after the initial listing date on Nasdaq Market and the balance of the shareholders’ shares will be available to sell upon sixty months after the initial listing date on Nasdaq Market.

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

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes B preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class B preferred stock were converted into 31,500,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged. As at April 30, 2022, the vesting conditions have not been met.

During the year ended April 30, 2022, the Company approved the issuance of 2,118,000 shares of the common stock to several consultants and directors. The fair value of the share-based compensation was in the amount of $148,260 and was included in the general and admirative expenses as well as a credit made in common stock in amount of 21,180 and additional paid-in capital in amount of 127,080 respectively. The fair value of the shares of common stock issued was determined by using the most recent private placement price at $0.07 per share. One of the consultants is a related party individual and the share awards was 2,100,000 common shares with an amount of 147,000.

During the year ended April 30, 2022, SensaSure issued 3,080,000 common stock to a consultant of the Company for services to be provided in future including completion of certain financing projects and regulatory services. The fair value of the shares of common stock issued was determined by using the most recent private placement price at $0.07 per share. At April 30, 2022, none of these services were rendered. Accordingly, the Company has not recognized any share based compensation expense during the year.

(c)	Noncontrolling interest

During the year ended April 30, 2022 and April 30, 2021, pursuant to private placements completed by Sensa Bues AB, the Company’s ownership interests and noncontrolling interests’ ownership in Sensa Bues AB changed as below:

	As At April 30, 2022	As At April 30, 2021	As At May 1, 2020
Ownership percentage
Common shareholders of the Company	74%	74%	73%
Noncontrolling interests	26%	26%	27%

	For the year ended April 30, 2022	For the year ended April 30, 2021
Net loss of Sensa Bues AB attributable to the Company	(334,818)	(300,649)
Transfer from noncontrolling interests
Increase in the Company’s accumulated deficit for Sensa Bues AB issuance of common shares to the Company and noncontrolling interests (Note 9 (b))	-	(34,524)
Change from net loss attributable to the Company and transfer from noncontrolling interests	(334,818)	(335,173)

(d)	Development reserve

In compliance with the Swedish Annual Accounts Act (the “Act”), SensaBues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. It can only be used for specific purposes permitted under the Act.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

(continued)

10.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at April 30, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

11.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 11, 2022, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Subsequent to April 30, 2022, the Company increased its ownership interest in Sensa Bues AB pursuant to private placements completed by Sensa Bues AB where 2,200,000 common shares and 440 common shares were issued to the Company and noncontrolling interests respectively (Note 1). The total receipt of the private placement was in the amount of approximately $220,000.