Form 10-Q
period 2022-07-31
SensaSure Technologies, Inc.
filed 2022-09-14
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

July 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Sensasure Technologies Inc.

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

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 14, 2022, 105,723,183 shares of common stock, $0.01 par value per share, were issued and outstanding.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS PERIOD

JULY 31, 2022 AND 2021

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

as of July 31, 2022 and April 30, 2022

		July 31,	April 30,
		2022	2022
	Note	Unaudited	Audited
		$	$
ASSETS
Current Assets:
Cash	3 (b)	256,925	46,419
Restricted cash held in trust	3 (b)	20,393	390,758
Accounts receivable		1,458	-
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		924	2,468
Total current assets		279,700	439,645
TOTAL ASSETS		279,700	439,645

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	95,533	117,892
Accounts payable and accrued liabilities to a related party	7 (c)	408,566	407,163
Demand loan	6	74,875	76,638
Loans from related parties	7 (b)	84,493	86,482
Amount due to related parties	7 (a)	232,136	196,740
Total current liabilities		895,603	884,915
Long term payable to a related party	7 (c)	-	17,935
Total Liabilities		895,603	902,850

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2022 and April 30, 2022, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2022 and April 30, 2022, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at July 31, 2022 and April 30, 2022, respectively. Issued and outstanding common shares: and 105,723,183 as at July 31, 2022, and 105,723,183 at April 30, 2022, respectively.	8	575,060	564,060
Shares to be issued (nil and nil common shares at July 31, 2022 and April 30, 2022 respectively)	8	-	-
Additional paid-in capital		4,246,080	4,242,504
Accumulated other comprehensive loss		(235,688)	(195,610)
Accumulated deficit		(5,495,271)	(4,433,352)
TOTAL EQUITY (DEFICIT) ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		(909,819)	177,602
TOTAL EQUITY (DEFICIT) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		53,275	(881,448)
Development reserve	8	240,641	240,641
TOTAL DEFICIT		(615,903)	(463,205)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		279,700	439,645

Reverse Capitalization (Note 1)

Contingencies (Note 9)

Subsequent events (Note 10)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

 SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

		Three Months	Three Months
		Ended	Ended
		July 31,	July 31,
		2022	2021
	Note	(unaudited)	(unaudited)
		$	$
REVENUE	3	3,734	-

EXPENSES
General and administrative expense	8 (b)	(181,268)	(156,054)
Research and development expense	3, 7 (c)	-	(21,964)
TOTAL OPERATING EXPENSES		(181,268)	(178,018)

Interest expenses, net	6, 7	(2,137)	(12,498)
Other expenses		-	(27)
NET LOSS BEFORE INCOME TAXES		(179,671)	(190,543)
Income taxes		-	-
NET LOSS		(179,671)	(190,543)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		1,520	32,089
NET LOSS ATTRIBUTABLE TO THE COMPANY		(178,151)	(158,454)

LOSS PER SHARE, BASIC AND DILUTED		(0.002)	(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		105,723,183	47,636,922

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2022	2021
	(unaudited)	(unaudited)
	$	$
NET LOSS FOR THE PERIOD	(179,671)	(190,543)
Foreign currency translation adjustments	12,352	14,467
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	(167,319)	(176,076)
	-	-
Attributable to:	-	-
COMMON SHAREHOLDERS OF THE COMPANY	(166,597)	(147,749)
NON-CONTROLLING INTERESTS	(722)	(28,327)
	(167,319)	(176,076)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	(Deficit)	Non- controlling interests	development Reserve	Total
		Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	3,576	-	-	14,576	-	-	14,576
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(178,151)	(178,151)	(1,520)	-	(179,671)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	11,554	-	11,554	798	-	12,352
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at July 31, 2022 (unaudited)		105,723,183	575,060	-	-	-	-	-	-	4,246,080	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity	Non- controlling interests	Development Reserve	Total
		Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2021 (audited)		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement (Note 4 and Note 8 (b))	8	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Amortization of vested shares (Note 8 (b))	8	-	11,000	-	-	-	-	-	-	14,131	-	-	25,131	-	-	25,131
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(158,454)	(158,454)	(32,089)	-	(190,543)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	10,705	-	10,705	3,762	-	14,467
Balance at July 31, 2021 (unaudited)		47,715,183	268,151	24,371	24	31,500	-	-	-	3,986,150	(274,241)	(3,741,839)	238,245	(851,625)	348,743	(264,637)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

*	See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

		Three Months	Three Months
		Ended	Ended
		July 31,	July 31,
		2022	2021
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(179,671)	(190,543)
Adjustments for:
Amortization of vested shares	8 (b)	14,576	25,131
Changes in:
Accounts receivable		(1,451)	578
Prepayments and other receivables		1,478	3,013
Accounts payable and accrued liabilities to third parties and a related party		(13,051)	(9,879)
Amounts due to related parties		39,738	44,838
Long term payable to a related party		(17,443)	-
Net cash used in operating activities		(155,824)	(126,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 8(b)	-	27,300
Proceeds from subsidiary issuance of shares to noncontrolling interests		45	-
Net cash provided by financing activities		45	27,300

Effect of exchange rate changes on cash and restricted cash held in trust		(4,080)	13,366
Net decrease in cash and restricted cash held in trust		(159,859)	(86,196)
Cash and restricted cash held in truet at the beginning of period		437,177	699,777
Cash and restricted cash held in trust at the end of period		277,318	613,581

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

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

During the three months ended July 31, 2022, the Company increased its ownership interest in Sensa Bues AB pursuant to private placements completed by Sensa Bues AB where 2,200,000 common shares and 440 common shares were issued to the Company and noncontrolling interests respectively.

On April 30, 2022, the Company owned 74% (74% - April 30, 2021) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

On July 31, 2022, the Company owned 93.53% (74% - April 30, 2022) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

2.	BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

(a)	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended April 30, 2022 and 2021 and their accompanying notes.

The accompanying unaudited condensed interim consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. The Company’s fiscal year-end is April 30.

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its less than wholly owned subsidiary, Sensa Bues AB. Intercompany accounts and transactions have been eliminated.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

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

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at July 31, 2022 and April 30, 2022, had an accumulated deficit of $5,495,271 and $4,433,352 respectively, a working capital deficiency of $615,903 and $445,270 respectively. The Company, during year ended April 30, 2022 and April 30, 2021, through several private placements, raised $368,200 and $893,014 respectively (Note 8 (b)). On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments (Note 7 (c)). During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 7 (a) and Note 8 (b)).

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

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

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

The non-controlling interests represent the portion of the equity (net assets) in the subsidiary not directly or indirectly attributable to the Company. Non-controlling interests are presented as a separate component of equity on the condensed interim consolidated balance sheets, statements of loss, statements of comprehensive loss and statements of stockholders’ deficiency attributed to controlling and non-controlling interests.

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

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

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

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at July 31, 2022 and 2021.

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

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

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

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(continued)

4.	SUBSCRIPTION RECEIVABLE

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 common shares subscribed, issued 11,780,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable and shares to be issued in amount of $27,300 at April 30, 2021. The number of shares to be issued was 420,000. The Company received the subscription proceeds during three months ended July 31, 2021 and issued 420,000 common shares accordingly (Note 8 (b)).

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	July 31, 2022	April 30, 2022
Accounts payable	$31,768	$52,178
Accrued liabilities	63,765	65,714
	$95,533	$117,892

6.	DEMAND LOANS

At July 31, 2022 and April 30, 2022, the Company had balances in demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $29,125 (SEK 293,000) and $29,811 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the three months ended July 31, 2022 and 2021, interest expense was $1,359 and $1,711, respectively.

At July 31, 2022 and April 30, 2022, the Company had balance in demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $45,750 (SEK 460,247) and $46,827 (SEK 460,247), respectively. The loans had an interest rate is 2% per annum. For the three months ended July 31, 2022 and 2021, interest expense was $221 and $1,050, respectively.

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At July 31, 2022 and April 30, 2022, salary payable to CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $232,136 and $196,740 respectively.

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

At July 31, 2022 and April 30, 2022, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $nil and $nil respectively.

At July 31, 2022 and April 30, 2022, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $nil and $nil respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(continued)

(b)	Loans from related parties

At July 31, 2022 and April 30, 2022, balances of loan from a former director of Sensa Bues AB were $54,672 (SEK550,000) and $55,959 (SEK550,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $294 and $325 for three months ended July 31, 2022 and 2021 respectively.

At July 31, 2022 and April 30, 2022, balances of loan from a former director of Sensa Bues AB were $29,821 (SEK300,000) and $30,523 (SEK300,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $165 and $177 for three months ended July 31, 2022 and 2021 respectively.

(c)	Payable and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at July 31, 2022, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 ($138,483 – April 30, 2022) and was included in accounts payable and accrued liabilities to a related party.

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK 2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the last payment date was extended to 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At April 30, 2022, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,836 (April 30, 2022 - $6,997). At July 31, 2022, the current portion of the modified payable balance was $263,247 (SEK 2,648,280) (April 30, 2022 - $261,683; April 30, 2022 - SEK 2,572,000) and the long term portion was $nil (SEK nil) (April 30, 2022 - $17,935, SEK 176,280).

As at July 31, 2022, the total accounts payable and accrued liabilities to the related party was $408,566 (April 30, 2022 - $407,163).

For the three months ended July 31, 2022 and 2021, the total purchase from the related party representing the research and development and patent expense was in amount of $nil and $21,964 respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(continued)

8.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at July 31, 2022, the Company is authorized to issue 250,000,000 (April 30, 2022 – 250,000,000) shares of common stock ($0.01 par value).

As at July 31, 2022, the Company is authorized to issue 5,000,000 (April 30, 2022 – 5,000,000) shares of Class A preferred stock ($0.001 par value). Class A preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. When conversion is available it shall be at the discretion of the preferred shareholder. Sale of the converted shares shall not occur until sixty (60) months after a NASDAQ listing. There shall be no dividend rights assigned to the Class A preferred shares. There shall be no registration rights attached to the converted shares. Voting rights per preferred share are 1,000 common shares.

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

As at July 31, 2022, the Company is authorized to issue 5,000,000 (April 30, 2022– 5,000,000) shares of Class B preferred stock ($0.001 par value). Class B preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Vested common shares may become free trading when certain conditions are met. Each consultant to be advised of their specific conditions that must be met. Voting rights per share are equal to 1,000 common votes for each preferred share.

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

At July 31, 2022, common shares issued and outstanding totaled 105,723,183 (April 30, 2022 – 105,723,183) shares (Note 8 (b)).

At July 31, 2022, there were Nil Class A shares of Preferred Stock that were issued and outstanding (April 30, 2022 – Nil) (Note 8 (b)).

At July 31, 2022, there were Nil Class B shares of Preferred Stock that were issued and outstanding (April 30, 2022 – Nil) (Note 8 (b)).

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(continued)

(b)	Share issuance

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

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 restricted common shares, issued 11,780,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable in amount of $27,300 as well as shares to be issued at April 30, 2021. The number of shares to be issued was 420,000. The Company received the subscription proceeds for the three months ended July 31, 2021 and issued 420,000 common shares accordingly (Note 4). The subscribers entered into lock up agreement pursuant to which (i) The Shareholders shall have 1,715,800 of the shares subscribed to sell when a trading market begins on the OTC Markets; (ii) The Shareholders shall have 5,346,000 of their remaining shares available to sell Six (6) months after the initial listing date of the shares on the NASDAQ Market; (iii) The Shareholders shall have their remaining shares for trading Eighteen (18) months after the initial listing date of the shares on the NASDAQ Market; and (iv) In the event the stock does not begin trading on the NASDAQ Market within a period of Thirty-Six (36) months after the execution of the Share Exchange Agreement, the Shareholders shall have up to Thirty Percent (30%) of their remaining shares available to sell after the initial listing date of the shares on the OTC Market. The balance of the Shareholder’s shares shall be available for trading Sixty (60) months after the initial listing date of the shares on the OTC Market (the “Lock Up Period”).

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(continued)

During the year ended April 30, 2021, SensaSure issued 22,000,000 common shares to directors of the Company for director services that starts from May 1, 2021 to April 30, 2026. If a director fails to complete the term of his responsibility the unearned portion of the shares shall be returned to the treasury stock of the Company. The fair value of the shares issued, in amount of $502,614, was determined by allocating the Enterprise Equity Value on a fully-diluted basis. For the three months ended July 31, 2021, the fair value of the vested portion of share based compensation expenses, in the amount of $25,131, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $11,000 and additional paid in capital in amount of $14,131 respectively. During the year ended April 30, 2022, three directors left the Company and the 7,931,000 unvested shares was cancelled accordingly. For the three months ended July 31, 2022, the fair value of the vested portion of share based compensation expenses, in the amount of $14,576, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $11,000 and additional paid in capital in amount of $3,576 respectively.

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

During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle accounts payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 (c) and Note 7 (a)). The fair value of the stock option was determined based on the fair value of the services provided by the director. The difference between the carrying amount of the liability settled and the fair value of options issued is $nil. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

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

During the three months ended July 31, 2022, SensaSure acquired an additional 2,200,000 common shares of Sensa Bues AB for cash consideration of $225,641. The additional investment in Sensa Bues AB and the corresponding increase in Sensa Bues AB’ share capital was eliminated upon consolidation and had no cash flow impact.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(continued)

(c)	Noncontrolling interest

During the three months ended July 31, 2022, the years ended April 30, 2022 and April 30, 2021, pursuant to private placements completed by Sensa Bues AB, the Company’s ownership interests and noncontrolling interests’ ownership in Sensa Bues AB changed as below:

	As At July 31, 2022	As At April 30, 2022	As At April 30, 2021
Ownership percentage
Common shareholders of the Company	93.53%	74%	74%
Noncontrolling interests	6.47%	26%	26%

	For the period ended July 31, 2022	For the period ended July 31, 2021
	$	$
Net loss of Sensa Bues AB attributable to the Company	(178,151)	(158,454)
Transfer from noncontrolling interests
Increase in the Company’s accumulated deficit for Sensa Bues AB issuance of common shares to the Company and noncontrolling interests (Note 8 (b))	(883,768)	-
Change from net loss attributable to the Company and transfer from noncontrolling interests	(1,061,919)	(158,544)

(d)	Development reserves

In compliance with the Swedish Annual Accounts Act (the “Act”), SensaBues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. It can only be used for specific purposes permitted under the Act.

9.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at July 31, 2022 and April 30, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 14, 2022, the date the condensed interim consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to be addressed.

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

Our lab partner in anti-doping (German Sports University, Cologne, Germany), had a technical paper published entitled “Probing for factors influencing exhaled breath drug testing in sports - pilot studies focusing on the tested individual’s tobacco smoking habit and sex.” This study used SensaSure’s device and adds further data in support of our product’s suitability and applicability in the field of anti-doping testing in sport.

We continue to expand our IP portfolio with an important patent in Brazil now granted. This patent is for a “Portable sampling device and method for drug testing from exhaled breath.” This brings our IP portfolio to a total of 111 granted patents.

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

Our Solution

We are in an omics revolution, and breathomics is anticipated to offer one of the most significant opportunities to healthcare. SensaSure owns what we believe may be a low cost and transformative breath-based technology. EB may have the potential to:

1	ensure cleaner sports competition

2	help to make schools, roads, and workplaces safer

3	facilitate the detection and diagnosis of diseases earlier

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

The Opportunity

We are in an omics revolution, and breathomics (exhaled breath) may offer one of the biggest opportunities to healthcare. SensaSure owns a transformative breath-based technology that can potentially:

1	detect and diagnose diseases earlier,

2	make roads and workplaces safer, and

3	ensure cleaner sport

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

As of July 31, 2022, we own 4 issued U.S. patents with 2 currently being published and 105 issued foreign patents, relating to our current EB technology. A complete list of our patents is contained in our Annual Report on the Form 10-K filed with the Securities and Exchange Commission.

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

Critical accounting policies

The unaudited condensed consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at July 31, 2022 and 2021.

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

Results of Operations

Consolidated Financial Position

As of July 31, 2022 we have Total Assets of $279,700 compared to $439,645 at April 30, 2022. The decrease of $159,945 during the three month period is due primarily to the decrease in our cash and restricted cash held in trust of $159,859. Our Total Assets consist of Current Assets only.

Our Current Liabilities at July 31, 2022 are $895,603 compared to $884,915 at April 30, 2022. The increase in our current liabilities of $10,688 is attributed in the main to long term payable to a related party, now accounted for and showing as falling due in next 12 months (see note 7c of interim condensed consolidated financial statements relating to Accounts payable and accrued liabilities to a related party). Our long-term payable is now nil. This is a decrease of $17,935 from the $17,935 stood at April 30, 2022. Our total liabilities of $895,603 at July 31, 2022 represent a small decrease of $7,247 from the balance of $902,850 at April 30, 2022.

Management believes that it will need to raise additional capital to complete the process of having the Company’s stock trading on the OTC Markets OTCQB ATS and beginning to market and manufacture product to generate revenue. The following table is from our unaudited condensed interim balance sheet as of July 31, 2022.

		As at	As at
		July 31,	April 30,
		2022	2022
	Note	Unaudited	Audited
		$	$
ASSETS
Current Assets:
Cash	3 (b)	256,925	46,419
Restricted cash held in trust	3 (b)	20,393	390,758
Accounts receivable		1,458	-
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		924	2,468
Total current assets		279,700	439,645
TOTAL ASSETS		279,700	439,645

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	95,533	117,892
Accounts payable and accrued liabilities to a related party	7 (c)	408,566	407,163
Demand loan	6	74,875	76,638
Loans from related parties	7 (b)	84,493	86,482
Amount due to related parties	7 (a)	232,136	196,740
Total current liabilities		895,603	884,915

Long term payable to a related party	7 (c)	-	17,935
Total Liabilities		895,603	902,850

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2022 and April 30, 2022, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2022 and April 30, 2022, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at July 31, 2022 and April 30, 2022, respectively. Issued and outstanding common shares: and 105,723,183 as at July 31, 2022, and 105,723,183 at April 30, 2022, respectively.	8	575,060	564,060
Shares to be issued (nil and nil common shares at July 31, 2022 and April 30, 2022 respectively)	8	-	-
Additional paid-in capital		4,246,080	4,242,504
Accumulated other comprehensive loss		(235,688)	(195,610)
Accumulated deficit		(5,495,271)	(4,433,352)
TOTAL EQUITY (DEFICIT)ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		(909,819)	177,602
TOTAL EQUIYTY (DEFICIT) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		53,275	(881,448)
Development reserve	8	240,641	240,641
TOTAL DEFICIT		(615,903)	(463,205)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		279,700	439,645

Consolidated Results of Operations

The Company had revenue from sales for the first quarter ended July 31, 2022 of $3,734. The loss per share, both basic and diluted, was $0.002. This was anticipated by the Company since the efforts of the Company have been focused on research and development and maintain operations.

For the three-month period ended July 31, 2022 we had a revenue of $3,734 which is an increase in revenue from the same period ended July 31, 2021 of $nil. We believe this trend will continue for the near future. Management believes it is important to participate in the studies that are currently ongoing.

Our total general administrative expenses and research and development expenses have increased for the three-month period in 2022 over the same periods in 2021. The additional costs being incurred for legal and accounting account for the majority of the increase in general administrative.

The following provides the detail for the results of our operations for the period ended July 31, 2022.

		Three Months	Three Months
		Ended	Ended
		July 31,	July 31,
		2022	2021
	Note	(unaudited)	(unaudited)
		$	$
REVENUE	3	3,734	-

EXPENSES
General and administrative expense	8 (b)	(181,268)	(156,054)
Research and development expense	3, 7 (c)	-	(21,964)
TOTAL OPERATING EXPENSES		(181,268)	(178,018)

Interest expenses, net	6, 7	(2,137)	(12,498)
Other expenses		-	(27)
NET LOSS BEFORE INCOME TAXES		(179,671)	(190,543)
Income taxes		-	-
NET LOSS		(179,671)	(190,543)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		1,520	32,089
NET LOSS ATTRIBUTABLE TO THE COMPANY		(178,151)	(158,454)

LOSS PER SHARE, BASIC AND DILUTED		(0.002)	(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		105,723,183	47,636,922

The condensed interim consolidated statements of comprehensive loss for the three months ended July 31, 2022 over 2021 in the table below reflect the total comprehensive loss for the period and the amount attributable to common shareholders and non- controlling interests.

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
	(unaudited)	(unaudited)
	$	$
NET LOSS FOR THE PERIOD	(179,671)	(190,543)
Foreign currency translation adjustments	12,352	14,467
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	(167,319)	(176,076)
	-	-
Attributable to:	-	-
COMMON SHAREHOLDERS OF THE COMPANY	(166,597)	(147,749)
NON-CONTROLLING INTERESTS	(722)	(28,327)
	(167,319)	(176,076)

At July 31, 2022 we have a total of 105,723,183 shares of common stock outstanding. That includes 24,371 shares of Class A preferred shares and 31,500 shares of Class B preferred shares that were converted at the rate of 1:1,000 preferred stock to common stock. Our preferred shares were used to attract contractors to perform services and for retention of our key personnel. The table below provides how shares have been sold in private offerings and used for payment of services by our contractors.

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
		Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	3,576	-	-	14,576	-	-	14,576
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(178,151)	(178,151)	(1,520)	-	(179,671)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	11,554	-	11,554	798	-	12,352
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at July 31, 2022 (unaudited)		105,723,183	575,060	-	-	-	-	-	-	4,246,080	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity	Non- controlling interests	Development Reserve	Total
		Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2021 (audited)		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement	4, 8	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	14,131	-	-	25,131	-	-	25,131
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(158,454)	(158,454)	(32,089)	-	(190,543)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	10,705	-	10,705	3,762	-	14,467
Balance at July 31, 2021 (unaudited)		47,715,183	268,151	24,371	24	31,500	-	-	-	3,986,150	(274,241)	(3,741,839)	238,245	(851,625)	348,743	(264,637)

Management believes that it will be necessary to sell additional shares to have the funds necessary to continue to pay the legal and accounting fees as the Company continues the process to have its shares trading in a public market. In addition, we may use additional shares to attract contractors in the manufacturing and shipping sectors as we bring our product to the market in Europe.

Liquidity and Capital Resources

Our cash flows used in operating activities for the three month period ended July 31, 2022 compared to the same period in 2021 reflects an increase of $28,962 net cash used in operating activities. Our net cash provided by financing activities reflect a decrease of $27,255 for the three month period ended January 31, 2022 compared to the same periods in 2021. Cash and restricted cash held in trust at the beginning of period in 2022 was $437,177 compared to $699,777 Cash and restricted cash held in trust at the beginning of same period in 2021. Cash and restricted cash held in trust at the end of period 2022 was $277,318 compared to $613,581 Cash and restricted cash held in trust at the end of the same period in 2021.

Management believes that the burn rate of our cash will decrease as our legal and accounting fees diminish and become more stable. We believe that it will be necessary to raise additional cash to commence manufacturing and distribution of our product when we have had our partners complete their studies. The table below provides the unaudited condensed interim consolidated statements of cash flows for the three months ended July 31, 2022 and 2021.

		Three Months	Three Months
		Ended	Ended
		July 31,	July 31,
		2022	2021
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(179,671)	(190,543)
Adjustments for:
Issuance of Class A preferred shares for service	8(b)	-	-
Amortization of vested shares	8(b)	14,576	25,131
Issuance of shares for services	8(b)	-	-
Changes in:
Accounts receivable		(1,451)	578
Prepayments and other receivables		1,478	3,013
Accounts payable and accrued liabilities to third parties and a related party		(13,051)	(9,879)
Amounts due to related parties		39,738	44,838
Long term payable to a related party		(17,443)	-
Net cash used in operating activities		(155,824)	(126,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 8(b)	-	27,300
Proceeds from subsidiary issuance of shares to noncontrolling interests		45	-
Net cash provided by financing activities		45	27,300

Effect of exchange rate changes on cash and restricted cash held in trust		(4,080)	13,366
Net decrease in cash and restricted cash held in trust		(159,859)	(86,196)
Cash and restricted cash held in trust at the beginning of period		437,177	699,777
Cash and restricted cash held in trust at the end of period		277,318	613,581

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three month periods ended July 31, 2022, we have made no material changes or additions with regard to such estimates and judgments.

Off-Balance Sheet Arrangements

As of July 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective  to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 10-K report filed with the SEC on August 12, 2022. . As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of the Securities of the Company for the financial reporting that occurred during the fiscal quarter ended July 31, 2022, covered by this Quarterly Report on Form 10-Q.

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

SENSASURE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ John Trainor	By:	/s/ John Trainor
	John Trainor		John Trainor
	Chief Executive Officer		Acting Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	September 14, 2022	Date:	September 14, 2022