Form 10-Q
period 2022-10-31
SensaSure Technologies, Inc.
filed 2022-12-12
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2022

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SSTC	NA

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

As of December 12, 2022, 105,723,183 shares of common stock, $0.01 par value per share, were issued and outstanding.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS PERIOD

OCTOBER 31, 2022 AND 2021

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

as of October 31, 2022 and April 30, 2022

		As at	As at
		October 31,	April 30,
		2022	2022
	Note	Unaudited	Audited
		$	$
ASSETS
Current Assets:
Cash	3 (b)	144,780	46,419
Restricted cash held in trust	3 (b)	3,860	390,758
Accounts receivable		2,089	-
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		4,218	2,468
Total current assets		154,947	439,645
TOTAL ASSETS		154,947	439,645

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	77,429	117,892
Accounts payable and accrued liabilities to a related party	7 (c)	375,321	407,163
Demand loan	6	68,168	76,638
Loans from related parties	7 (b)	76,924	86,482
Amount due to related parties	7 (a)	248,284	196,740
Total current liabilities		846,126	884,915

Long term payable to a related party	7 (c)	-	17,935
Total Liabilities		846,126	902,850

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2022 and April 30, 2022, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2022 and April 30, 2022, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at October 31, 2022 and April 30, 2022, respectively. Issued and outstanding common shares: and 105,723,183 as at October 31, 2022 and 105,723,183 at April 30, 2022, respectively.	8	576,820	564,060
Shares to be issued (36,000 common shares at October 31, 2022 and Nil at April 30, 2022 respectively)	8	2,520	-
Additional paid-in capital		4,258,896	4,242,504
Accumulated other comprehensive loss		(178,630)	(195,610)
Accumulated deficit		(5,644,371)	(4,433,352)
TOTAL (DEFICIT) EQUITY ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		(984,765)	177,602
TOTAL DEFICIT (EQUITY) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		52,945	(881,448)
Development reserve	8	240,641	240,641
TOTAL DEFICIT		(691,179)	(463,205)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		154,947	439,645

Reverse Capitalization (Note 1)

Contingency (Note 9)

Subsequent events (Note 10)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		October 31,	October 31,	October 31,	October 31,
		2022	2021	2022	2021
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		$	$	$	$
REVENUE	3	680	-	4,414	-

EXPENSES
General and administrative expense	8 (b)	(132,641)	(136,256)	(313,909)	(292,310)
Research and development expense	3, 7 (c)	(19,421)	(46,455)	(19,421)	(68,419)
TOTAL OPERATING EXPENSES		(152,062)	(182,711)	(333,330)	(360,729)

Interest expenses, net	6, 7	(1,995)	(14,108)	(4,132)	(26,606)
Other income		-	27	-	-
NET LOSS BEFORE INCOME TAXES		(153,377)	(196,792)	(333,048)	(387,335)
Income taxes		-	-	-	-
NET LOSS		(153,377)	(196,792)	(333,048)	(387,335)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		4,277	12,448	5,797	44,537
NET LOSS ATTRIBUTABLE TO THE COMPANY		(149,100)	(184,344)	(327,251)	(342,798)

LOSS PER SHARE, BASIC AND DILUTED		(0.001)	(0.004)	(0.003)	(0.007)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		105,723,183	47,715,183	105,723,183	47,676,052

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
NET LOSS FOR THE PERIOD	(153,377)	(196,792)	(333,048)	(387,335)
Foreign currency translation adjustments	61,005	(11,607)	73,357	2,860
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	(92,372)	(208,399)	(259,691)	(384,475)

Attributable to:
COMMON SHAREHOLDERS OF THE COMPANY	(92,042)	(192,933)	(258,639)	(340,682)
NON-CONTROLLING INTERESTS	(330)	(15,466)	(1,052)	(43,793)
	(92,372)	(208,399)	(259,691)	(384,475)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at July 31, 2022 (unaudited)		105,723,183	575,060	-	-	-	-	-	-	4,246,080	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)
Amortization of vested shares	8	-	1,760	-	-	-	-	-	-	12,816	-	-	14,576	-	-	14,576
Issuance of common shares for service	8	-	-	-	-	-	-	36,000	2,520	-	-	-	2,520	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(149,100)	(149,100)	(4,277)	-	(153,377)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	57,058	-	57,058	3,947	-	61,005
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity	Non- controlling interests	Development Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at July 31, 2021 (unaudited)		47,715,183	268,151	24,371	24	31,500	-	-	-	3,986,150	(274,241)	(3,741,839)	238,245	(851,625)	348,743	(264,637)
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	14,131	-	-	25,131	-	-	25,131
Loss for the period		-	-	-	-	-	-	-	-	-	-	(184,344)	(184,344)	(12,448)	-	(196,792)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	(8,589)	-	(8,589)	(3,018)	-	(11,607)
Balance at October 31, 2021 (unaudited)		47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity (Deficit)	Non- controlling interests	Development Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	12,760	-	-	-	-	-	-	16,392	-	-	29,152	-	-	29,152
Issuance of common shares for service	8	-	-	-	-	-	-	36,000	2,520	-	-	-	2,520.00	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(327,251)	(327,251)	(5,797)	-	(333,048)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	68,612	-	68,612	4,745	-	73,357
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Other Comprehensive Loss	Accumulated deficit	Equity	Non- controlling interests	Development Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2021 (audited)		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement	8	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Amortization of vested shares	8	-	22,000	-	-	-	-	-	-	28,262	-	-	50,262	-	-	50,262
Loss for the period		-	-	-	-	-	-	-	-	-	-	(342,798)	(342,798)	(44,537)	-	(387,335)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	2,116	-	2,116	744	-	2,860
Balance at October 31, 2021 (unaudited)		47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

*	See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(In U.S. Dollars, except share data or otherwise stated)

		Six Months	Six Months
		Ended	Ended
		October 31,	October 31,
		2022	2021
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(333,048)	(387,335)
Adjustments for:
Amortization of vested shares	8(b)	29,152	50,262
Issuance of shares for services	8(b)	2,520	-
Changes in:
Accounts receivable		(2,089)	567
Prepayments and other receivables		(1,750)	29,270
Accounts payable and accrued liabilities to third parties and a related party		(43,363)	(97,019)
Amounts due to related parties		51,544	89,328
Long term payable to a related party		(17,935)	-
Net cash used in operating activities		(314,969)	(314,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 8(b)	-	27,300
Proceeds from subsidiary issuance of shares to noncontrolling interests		45	-
Net cash provided by financing activities		45	27,300

Effect of exchange rate changes on cash and restricted cash held in trust		26,387	(2,956)
Net decrease in cash and restricted cash held in trust		(288,537)	(290,583)
Cash and restricted cash held in trust at the beginning of period		437,177	699,777
Cash and restricted cash held in trust at the end of period		148,640	409,194

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

On April 30, 2022, the Company owned 74% (74% - April 30, 2021) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

On October 31, 2022, the Company owned 93.53% (74% - April 30, 2022) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at October 31, 2022 and April 30, 2022, had an accumulated deficit of $5,644,371 and $4,433,352 respectively, a working capital deficiency of $691,179 and $445,270 respectively. The Company, during year ended April 30, 2022 and April 30, 2021, through several private placements, raised $368,200 and $893,014 respectively (Note 8 (b)). On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments (Note 7 (c)). During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 7 (a) and Note 8 (b)).

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(continued)

(f)	Research and development

Research and development and patent related expenses are charged to operations as incurred.

(g)	Stock based compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire and compensate for goods or services received, including grants of employee shares, be recognized in the condensed interim consolidated statement of loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

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

The functional currency of the Company’s Swedish-based subsidiary is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, condensed interim consolidated balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of these condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(i)	Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and restricted cash held in trust, accounts receivable, other receivables, accounts payable and accrued liabilities, demand loans, loans from related parties, amounts due to related parties. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments. The carrying value of long term payable to a related party approximates its fair values due to current market rate on such debt.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and restricted cash held in trust, accounts receivable, other receivables, accounts payable and accrued liabilities, demand loans, loans from related parties, amounts due to related parties and long term payable to a related party. The Company’s cash and restricted cash held in trust, which is carried at fair values, is classified as a Level 1. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at October 31, 2022 and 2021.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	October 31, 2022	April 30, 2022
Accounts payable	$17,420	$52,178
Accrued liabilities	60,009	65,714
	$77,429	$117,892

6.	DEMAND LOANS

At October 31, 2022 and April 30, 2022, the Company had balances in demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $26,516 (SEK 293,000) and $29,811 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the six months ended October 31, 2022 and 2021, interest expense was $2,802 and $3,397, respectively.

At October 31, 2022 and April 30, 2022, the Company had balance in demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $41,652 (SEK 460,247) and $46,827 (SEK 460,247), respectively. The loans had an interest rate is 2% per annum. For the six months ended October 31, 2022 and 2021, interest expense was $440 and $2,084, respectively.

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At October 31, 2022 and April 30, 2022, salary payable to CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $248,284 and $196,740 respectively.

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

At October 31, 2022 and April 30, 2022, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $nil and $nil respectively.

At October 31, 2022 and April 30, 2022, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $nil and $nil respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(continued)

(b)	Loans from related parties

At October 31, 2022 and April 30, 2022, balances of loan from a former director of Sensa Bues AB were $49,774 (SEK550,000) and $55,959 (SEK550,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $568 and $646 for six months ended October 31, 2022 and 2021 respectively.

At October 31, 2022 and April 30, 2022, balances of loan from a former director of Sensa Bues AB were $27,150 (SEK300,000) and $30,523 (SEK300,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $319 and $352 for six months ended October 31, 2022 and 2021 respectively.

(c)	Payable and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at October 31, 2022, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 ($138,483 – April 30, 2022) and was included in accounts payable and accrued liabilities to a related party.

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK 2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the last payment date was extended to 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At October 31, 2022, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,223 (April 30, 2022 - $6,997). At October 31, 2022, the current portion of the modified payable balance was $230,615 (SEK 2,548,280) (April 30, 2022 - $261,683; April 30, 2022 - SEK 2,572,000) and the long term portion was $nil (SEK nil) (April 30, 2022 - $17,935, SEK 176,280).

As at October 31, 2022, the total accounts payable and accrued liabilities to the related party was $375,321 (April 30, 2022 - $407,163).

For the six months ended October 31, 2022 and 2021, the total purchase from the related party representing the research and development and patent expense was in amount of $19,421 and $68,419 respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(continued)

8.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at October 31, 2022, the Company is authorized to issue 250,000,000 (April 30, 2022 – 250,000,000) shares of common stock ($0.01 par value).

As at October 31, 2022, the Company is authorized to issue 5,000,000 (April 30, 2022 – 5,000,000) shares of Class A preferred stock ($0.001 par value). Class A preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. When conversion is available it shall be at the discretion of the preferred shareholder. Sale of the converted shares shall not occur until sixty (60) months after a NASDAQ listing. There shall be no dividend rights assigned to the Class A preferred shares. There shall be no registration rights attached to the converted shares. Voting rights per preferred share are 1,000 common shares.

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

As at October 31, 2022, the Company is authorized to issue 5,000,000 (April 30, 2022– 5,000,000) shares of Class B preferred stock ($0.001 par value). Class B preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Vested common shares may become free trading when certain conditions are met. Each consultant to be advised of their specific conditions that must be met. Voting rights per share are equal to 1,000 common votes for each preferred share.

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

At October 31, 2022, common shares issued and outstanding totaled 105,723,183 (April 30, 2022 – 105,723,183) shares (Note 8 (b)).

At October 31, 2022, there were Nil Class A shares of Preferred Stock that were issued and outstanding (April 30, 2022 – Nil) (Note 8 (b)).

At October 31, 2022, there were Nil Class B shares of Preferred Stock that were issued and outstanding (April 30, 2022 – Nil) (Note 8 (b)).

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(continued)

During the year ended April 30, 2021, SensaSure issued 22,000,000 common shares to directors of the Company for director services that starts from May 1, 2021 to April 30, 2026. If a director fails to complete the term of his responsibility the unearned portion of the shares shall be returned to the treasury stock of the Company. The fair value of the shares issued, in amount of $502,614, was determined by allocating the Enterprise Equity Value on a fully-diluted basis. For the six months ended October 31, 2021, the fair value of the vested portion of share based compensation expenses, in the amount of $50,262, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $22,000 and additional paid in capital in amount of $28,262 respectively. During the year ended April 30, 2022, three directors left the Company and the 7,931,000 unvested shares was cancelled accordingly. For the six months ended October 31, 2022, the fair value of the vested portion of share based compensation expenses, in the amount of $29,152, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $12,760 and additional paid in capital in amount of $16,392 respectively.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

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

During the year ended April 30, 2022, SensaSure issued 3,080,000 common stock to a consultant of the Company for services provided by directors of the Company. The fair value of the shares of common stock to be issued was determined by using the most recent private placement price at $0.07 per share. At April 30, 2022, none of these services were rendered. Accordingly, the Company has not recognized any share based compensation expense during the year. At October 31, 2022, none of these services were rendered. Accordingly, the Company has not recognized any share based compensation expense during the period.

During the six months ended October 31, 2022, included into shares to be issued were 36,000 common stock for services provided by the directors. The fair value of the share-based compensation was in the amount of $2,520 and was determined by using the most recent private placement price at $0.07 per share. The fair value of the share-based compensation was included in the general and admirative expenses as well as a credit made in shares to be issued.

During the three months ended July 31, 2022, SensaSure acquired an additional 2,200,000 common shares of Sensa Bues AB for cash consideration of $225,641. The additional investment in Sensa Bues AB and the corresponding increase in Sensa Bues AB’ share capital was eliminated upon consolidation and had no cash flow impact.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(continued)

(c)	Noncontrolling interest

During the three and six months ended October 31, 2022 and 2021, the years ended April 30, 2022 and April 30, 2021, pursuant to private placements completed by Sensa Bues AB, the Company’s ownership interests and noncontrolling interests’ ownership in Sensa Bues AB changed as below:

	As at October 31, 2022	As at October 31, 2022	As at April 30, 2022	As at April 30, 2021
Ownership percentage
Common shareholders of the Company	93.53%	93.53%	74%	74%
Noncontrolling interests	6.47%	6.47%	26%	26%

	For three months ended October 31, 2022	For three months ended October 31, 2021	For six months ended October 31, 2022	For six months ended October 31, 2021
	$	$	$	$
Net loss of Sensa Bues AB attributable to the Company	(149,100)	(184,344)	(327,251)	(342,798)
Transfer from noncontrolling interests
Increase in the Company’s accumulated deficit for Sensa Bues AB issuance of common shares to the Company and noncontrolling interests (Note 8 (b))	-	-	(883,768)	-
Change from net loss attributable to the Company and transfer from noncontrolling interests	(149,100)	(184,344)	(1,211,019)	(342,798)

(d)	Development reserves

In compliance with the Swedish Annual Accounts Act (the “Act”), SensaBues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. It can only be used for specific purposes permitted under the Act.

9.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at October 31, 2022 and April 30, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 12, 2022, the date the condensed interim consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent event.

On December 1, 2022, the Financial Industry Regulatory Authority (FINRA) processed a Form 211 relating to the initiation of priced quotations of the Company’s common stock, under the ticker symbol “SSTC,” which means that the submitting broker-dealer has demonstrated to FINRA compliance with FINRA Rule 6432 and therefore has met the requirements under that rule to initiate a quotation for SSTC within four days of December 1, 2022. FINRA's processing of a Form 211 in no way constitutes FINRA's approval of the common stock, the Company, or the Company’ business, and relates solely to the submitting broker-dealer's obligation to comply with FINRA Rule 6432 and SEA Rule 15c2-11 when quoting a security. The Company is continuing its plan to obtain regulatory approval for trading in OTC market.

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

As of October 31, 2022, we own 4 issued U.S. patents with 2 currently being published and 105 issued foreign patents, relating to our current EB technology. A complete list of our patents is contained in our Annual Report on the Form 10-K filed with the Securities and Exchange Commission.

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

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire and compensate for goods or services received, including grants of employee shares, be recognized in the condensed interim consolidated statement of loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

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

The functional currency of the Company’s Swedish-based subsidiary is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, condensed interim consolidated balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of these condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(i)	Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and restricted cash held in trust, accounts receivable, other receivables, accounts payable and accrued liabilities, demand loans, loans from related parties, amounts due to related parties. The carrying amounts of these balances approximate their fair values due to the short-term maturities of these instruments. The carrying value of long term payable to a related party approximates its fair values due to current market rate on such debt.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash and restricted cash held in trust, accounts receivable, accounts payable and accrued liabilities, demand loans, loans from related parties, amounts due to related parties and long term payable to a related party. The Company’s cash and restricted cash held in trust, which is carried at fair values, is classified as a Level 1. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at October 31, 2022 and 2021.

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

Results of Operations

Consolidated Financial Position

As of October 31, 2022 we have Total Assets of $154,947 compared to $279,700 at July 31, 2022. The decrease of $124,753 during the three month period is due primarily to the decrease in our cash and restricted cash held in trust of $128,678. Our Total Assets consist of Current Assets only.

Our Current Liabilities at October 31, 2022 are $846,126 compared to $895,603 at July 31, 2022. The decrease in our current liabilities of $49,477 is attributed in the main to debt repayment made to a related party (see note 7c of interim condensed consolidated financial statements relating to Accounts payable and accrued liabilities to a related party). Our long-term payable is nil. Our total liabilities at October 31, 2022 is the same as our current liabilities as of Oct 31, 2022. Our total liabilities at July 31, 2022 was the same as our current liabilities as of July 31, 2022.

Management believes that it will need to raise additional capital to complete the process of having the Company’s stock trading on the OTC Markets OTCQB ATS and beginning to market and manufacture product to generate revenue. The following table is from our unaudited condensed interim balance sheet as of October 31, 2022.

		As at	As at
		October 31,	April 30,
		2022	2022
	Note	Unaudited	Audited
		$	$
ASSETS
Current Assets:
Cash	3 (b)	144,780	46,419
Restricted cash held in trust	3 (b)	3,860	390,758
Accounts receivable		2,089	-
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		4,218	2,468
Total current assets		154,947	439,645
TOTAL ASSETS		154,947	439,645

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	77,429	117,892
Accounts payable and accrued liabilities to a related party	7 (c)	375,321	407,163
Demand loan	6	68,168	76,638
Loans from related parties	7 (b)	76,924	86,482
Amount due to related parties	7 (a)	248,284	196,740
Total current liabilities		846,126	884,915

Long term payable to a related party	7 (c)	-	17,935
Total Liabilities		846,126	902,850

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2022 and April 30, 2022, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2022 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2022 and April 30, 2022, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at October 31, 2022 and April 30, 2022, respectively. Issued and outstanding common shares: and 105,723,183 as at October 31, 2022 and 105,723,183 at April 30, 2022, respectively.	8	576,820	564,060
Shares to be issued (36,000 common shares at October 31, 2022 and Nil at April 30, 2022 respectively)	8	2,520	-
Additional paid-in capital		4,258,896	4,242,504
Accumulated other comprehensive loss		(178,630)	(195,610)
Accumulated deficit		(5,644,371)	(4,433,352)
TOTAL (DEFICIT) EQUITY ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		(984,765)	177,602
TOTAL DEFICIT (EQUITY) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		52,945	(881,448)
Development reserve	8	240,641	240,641
TOTAL DEFICIT		(691,179)	(463,205)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		154,947	439,645

Consolidated Results of Operations

Comparative Results for the Six Months Ended October 31, 2022 and 2021

The Company had revenue from sales for the six months period ended October 31, 2022 of $4,414. The loss per share, both basic and diluted, was $0.003. This was anticipated by the Company since the efforts of the Company have been focused on research and development and maintain operations.

For the six months period ended October 31, 2022 we had a revenue of $4,414 which is an increase in revenue from the same period ended October 31, 2021 of $nil. We believe this trend will continue for the near future. Management believes it is important to participate in the studies that are currently ongoing.

Our total general administrative expenses and research and development expenses have increased for the six months period in 2022 over the same periods in 2021. The increase in costs is largely due savings in legal and professional fees, reduction of research and development expenses, and other expenses.

Comparative Results for the Three Months Ended October 31, 2022 and 2021

The Company had revenue from sales for the second quarter ended October 31, 2022 of $680. The loss per share, both basic and diluted, was $0.001. This was anticipated by the Company since the efforts of the Company have been focused on research and development and maintain operations.

For the three-month period ended October 31, 2022 we had a revenue of $680 which is an increase in revenue from the same period ended October 31, 2021 of $nil. We believe this trend will continue for the near future. Management believes it is important to participate in the studies that are currently ongoing.

Our total general administrative expenses and research and development expenses have increased for the three-month period in 2022 over the same periods in 2021. The increase in costs is largely due to savings in legal and other overhead expenses.

The following provides the detail for the results of our operations for the period ended October 31, 2022.

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		October 31,	October 31,	October 31,	October 31,
		2022	2021	2022	2021
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		$	$	$	$
REVENUE	3	680	-	4,414	-

EXPENSES
General and administrative expense	8 (b)	(132,641)	(136,256)	(313,909)	(292,310)
Research and development expense	3, 7 (c)	(19,421)	(46,455)	(19,421)	(68,419)
TOTAL OPERATING EXPENSES		(152,062)	(182,711)	(333,330)	(360,729)

Interest expenses, net	6, 7	(1,995)	(14,108)	(4,132)	(26,606)
Other income		-	27	-	-
NET LOSS BEFORE INCOME TAXES		(153,377)	(196,792)	(333,048)	(387,335)
Income taxes		-	-	-	-
NET LOSS		(153,377)	(196,792)	(333,048)	(387,335)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		4,277	12,448	5,797	44,537
NET LOSS ATTRIBUTABLE TO THE COMPANY		(149,100)	(184,344)	(327,251)	(342,798)

LOSS PER SHARE, BASIC AND DILUTED		(0.001)	(0.004)	(0.003)	(0.007)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		105,723,183	47,715,183	105,723,183	47,676,052

The condensed interim consolidated statements of comprehensive loss for the three and six months ended October 31, 2022 over 2021 in the table below reflect the total comprehensive loss for the period and the amount attributable to common shareholders and non- controlling interests.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
NET LOSS FOR THE PERIOD	(153,377)	(196,792)	(333,048)	(387,335)
Foreign currency translation adjustments	61,005	(11,607)	73,357	2,860
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	(92,372)	(208,399)	(259,691)	(384,475)

Attributable to:
COMMON SHAREHOLDERS OF THE COMPANY	(92,042)	(192,933)	(258,639)	(340,682)
NON-CONTROLLING INTERESTS	(330)	(15,466)	(1,052)	(43,793)
	(92,372)	(208,399)	(259,691)	(384,475)

At October 31, 2022 we have a total of 105,723,183 shares of common stock outstanding.

				Class A		Class B		Shares to		Additional	Other			Non-
		Common		Preferred		Preferred		be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Stock		Stock		Stock		issued		Capital	Loss	deficit	(Deficit)	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at July 31, 2022 (unaudited)		105,723,183	575,060	-	-	-	-	-	-	4,246,080	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	1,760	-	-	-	-	-	-	12,816	-	-	14,576	-	-	14,576
Issuance of common shares for service	8	-	-	-	-	-	-	36,000	2,520	-	-	-	2,520	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(149,100)	(149,100)	(4,277)	-	(153,377)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	57,058	-	57,058	3,947	-	61,005
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

											Accumulated
				Class A		Class B		Shares to		Additional	Other			Non-
		Common		Preferred		Preferred		be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Stock		Stock		Stock		issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at July 31, 2021 (unaudited)		47,715,183	268,151	24,371	24	31,500	-	-	-	3,986,150	(274,241)	(3,741,839)	238,245	(851,625)	348,743	(264,637)
Issuance of shares pursuant to private placement (Note 4 and Note 8 (b))		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	14,131	-	-	25,131	-	-	25,131
Loss for the period		-	-	-	-	-	-	-	-	-	-	(184,344)	(184,344)	(12,448)	-	(196,792)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	(8,589)	-	(8,589)	(3,018)	-	(11,607)
Balance at October 31, 2021 (unaudited)		47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)

											Accumulated
				Class A		Class B		Shares to		Additional	Other			Non-
		Common		Preferred		Preferred		be		paid-in	Comprehensive	Accumulated	Equity	controlling	Development
	Note	Stock		Stock		Stock		issued		Capital	Loss	deficit	(Deficit)	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	12,760	-	-	-	-	-	-	16,392	-	-	29,152	-	-	29,152
Issuance of common shares for service	8	-	-	-	-	-	-	36,000.00	2,520.00	-	-	-	2,520.00	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(327,251)	(327,251)	(5,797)	-	(333,048)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	68,612	-	68,612	4,745	-	73,357
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

				Class A		Class B		Shares to		Additional	Other			Non-
		Common		Preferred		Preferred		be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Stock		Stock		Stock		issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2021 (audited)		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement	8	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Amortization of vested shares	8	-	22,000	-	-	-	-	-	-	28,262	-	-	50,262	-	-	50,262
Loss for the period		-	-	-	-	-	-	-	-	-	-	(342,798)	(342,798)	(44,537)	-	(387,335)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	2,116	-	2,116	744	-	2,860
Balance at October 31, 2021 (unaudited)		47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)

Management believes that it will be necessary to sell additional shares to have the funds necessary to continue to pay the legal and accounting fees as the Company continues the process to have its shares trading in a public market. In addition, we may use additional shares to attract contractors in the manufacturing and shipping sectors as we bring our product to the market in Europe.

Liquidity and Capital Resources

Our cash flows used in operating activities for the six month period ended October 31, 2022 compared to the same period in 2021 reflects an increase of $42 net cash used in operating activities. Our net cash provided by financing activities reflect a decrease of $27,255 for the six month period ended October 31, 2022 compared to the same period in 2021. Cash and restricted cash held in trust at the beginning of period in 2022 was $437,177 compared to $699,777 Cash and restricted cash held in trust at the beginning of same period in 2021. Cash and restricted cash held in trust at the end of period 2022 was $148,640 compared to $409,194 Cash and restricted cash held in trust at the end of the same period in 2021.

On December 1, 2022, the Financial Industry Regulatory Authority (FINRA) processed a Form 211 relating to the initiation of priced quotations of the Company’s common stock, under the ticker symbol “SSTC,” which means that the submitting broker-dealer has demonstrated to FINRA compliance with FINRA Rule 6432 and therefore has met the requirements under that rule to initiate a quotation for SSTC within four days of December 1, 2022. FINRA's processing of a Form 211 in no way constitutes FINRA's approval of the common stock, the Company, or the Company’ business, and relates solely to the submitting broker-dealer's obligation to comply with FINRA Rule 6432 and SEA Rule 15c2-11 when quoting a security. The Company is continuing its plan to obtain regulatory approval for trading in OTC market.

Management believes that the burn rate of our cash will decrease as our legal and accounting fees diminish and become more stable. We believe that it will be necessary to raise additional cash to commence manufacturing and distribution of our product when we have had our partners complete their studies. The table below provides the unaudited condensed interim consolidated statements of cash flows for the six months ended October 31, 2022 and 2021.

		Six Months	Six Months
		Ended	Ended
		October 31,	October 31,
		2022	2021
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(333,048)	(387,335)
Adjustments for:
Amortization of vested shares	8(b)	29,152	50,262
Issuance of shares for services	8(b)	2,520	-
Changes in:
Accounts receivable		(2,089)	567
Prepayments and other receivables		(1,750)	29,270
Accounts payable and accrued liabilities to third parties and a related party		(43,363)	(97,019)
Amounts due to related parties		51,544	89,328
Long term payable to a related party		(17,935)	-
Net cash used in operating activities		(314,969)	(314,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 8(b)	-	27,300
Proceeds from subsidiary issuance of shares to noncontrolling interests		45	-
Net cash provided by financing activities		45	27,300

Effect of exchange rate changes on cash and restricted cash held in trust		26,387	(2,956)
Net decrease in cash and restricted cash held in trust		(288,537)	(290,583)
Cash and restricted cash held in trust at the beginning of period		437,177	699,777
Cash and restricted cash held in trust at the end of period		148,640	409,194

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six month periods ended October 31, 2022, we have made no material changes or additions with regard to such estimates and judgments.

Off-Balance Sheet Arrangements

As of October 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the six month period ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of the Securities of the Company for the financial reporting that occurred during the fiscal quarter ended October 31, 2022, covered by this Quarterly Report on Form 10-Q.

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

SENSASURE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ John Trainor	By:	/s/ John Trainor
	John Trainor		John Trainor
	Chief Executive Officer		Acting Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	December 12, 2022	Date:	December 12, 2022