Form 10-Q
period 2023-01-31
SensaSure Technologies, Inc.
filed 2023-03-15
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

January 31, 2023

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SSTC	OTC QB

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

As of March 14, 2023, 56,349,183 shares of common stock, $0.01 par value per share, were issued and outstanding.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS PERIOD

JANUARY 31, 2023 AND 2022

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

as of January 31, 2023 and April 30, 2022

		As at	As at
		January 31,	April 30,
		2023	2022
	Note	Unaudited	Audited
		$	$
ASSETS
Current Assets:
Cash	3 (b)	39,689	46,419
Restricted cash held in trust	3 (b)	14,938	390,758
Accounts receivable		-	-
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		13,914	2,468
Total current assets		68,541	439,645
TOTAL ASSETS		68,541	439,645

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	73,233	117,892
Accounts payable and accrued liabilities to a related party	7 (c)	379,726	407,163
Demand loan	6	111,922	76,638
Loans from related parties	7 (b)	81,185	86,482
Amount due to related parties	7 (a)	261,813	196,740
Total current liabilities		907,879	884,915

Long term payable to a related party	7 (c)	-	17,935
Total Liabilities		907,879	902,850

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2023 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at January 31, 2023 and April 30, 2022, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2023 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at January 31, 2023 and April 30, 2022, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at January 31, 2023 and April 30, 2022, respectively. Issued and outstanding common shares: and 56,349,183 as at January 31, 2023 and 105,723,183 at April 30, 2022, respectively.	8	369,140	564,060
Shares to be issued (54,000 common shares at January 31, 2023 and Nil at April 30, 2022 respectively)	8	3,780	-
Additional paid-in capital		4,512,364	4,242,504
Accumulated other comprehensive loss		(213,947)	(195,610)
Accumulated deficit		(5,797,777)	(4,433,352)
TOTAL (DEFICIT) EQUITY ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		(1,126,440)	177,602
TOTAL DEFICIT (EQUITY) ATTRIBUTABLE TO NON0CONTROLLING INTERESTS		46,461	(881,448)
Development reserve	8	240,641	240,641
TOTAL DEFICIT		(839,338)	(463,205)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		68,541	439,645

Reverse Capitalization (Note 1)

Contingency (Note 9)

Subsequent events (Note 10)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		January 31,	January 31,	January 31,	January 31,
		2023	2022	2023	2022
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		$	$	$	$
REVENUE	3	-	-	4,414	-

EXPENSES
General and administrative expense	8 (b)	(100,638)	(228,509)	(414,547)	(520,819)
Research and development expense	3, 7 (c)	(54,750)	(7,905)	(74,171)	(76,324)
TOTAL OPERATING EXPENSES		(155,388)	(236,414)	(488,718)	(597,143)

Interest expenses, net	6, 7	(2,059)	(15,282)	(6,191)	(41,888)
NET LOSS BEFORE INCOME TAXES		(157,447)	(251,696)	(490,495)	(639,031)
Income taxes		-	-	-	-
NET LOSS		(157,447)	(251,696)	(490,495)	(639,031)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		4,041	4,605	9,838	49,142
NET LOSS ATTRIBUTABLE TO THE COMPANY		(153,406)	(247,091)	(480,657)	(589,889)

LOSS PER SHARE, BASIC AND DILUTED		(0.002)	(0.005)	(0.005)	(0.012)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		81,764,161	46,770,759	97,736,842	47,374,288

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
NET LOSS FOR THE PERIOD	(157,447)	(251,696)	(490,495)	(639,031)
Foreign currency translation adjustments	(37,760)	10,962	35,597	13,822
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	(195,207)	(240,734)	(454,898)	(625,209)

Attributable to:
COMMON SHAREHOLDERS OF THE COMPANY	(188,723)	(238,979)	(447,362)	(579,661)
NON-CONTROLLING INTERESTS	(6,484)	(1,755)	(7,536)	(45,548)
	(195,207)	(240,734)	(454,898)	(625,209)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

											Accumulated
				Class A		Class B				Additional	Other			Non-
				Preferred		Preferred		Shares to be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Common Stock		Stock		Stock		issued		Capital	Loss	deficit	Deficit	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)
Amortization of vested shares	8	-	3,190	-	-	-	-	-	-	4,098	-	-	7,288	-	-	7,288
Issuance of common shares for service	8	8,800,000	5,500	-	-	-	-	18,000	1,260	33,000	-	-	39,760	-	-	39,760
Cancellation of common shares	8	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(153,406)	(153,406)	(4,041)	-	(157,447)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	(35,317)	-	(35,317)	(2,443)	-	(37,760)
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

				Class A		Class B				Additional	Other			Non-
				Preferred		Preferred		Shares to be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Common Stock		Stock		Stock		issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2021 (unaudited)		47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)
Conversion of Class A preferred shares	8	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares	8	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	8	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	10,230	-	-	-	-	-	-	13,142	-	-	23,372	-	-	23,372
Issuance of shares for services	8	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period		-	-	-	-	-	-	-	-	-	-	(247,091)	(247,091)	(4,605)	-	(251,696)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	8,112	-	8,112	2,850	-	10,962
Balance at January 31, 2022 (unaudited)		95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity (Deficit)	Non- controlling interests	Development Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	15,950	-	-	-	-	-	-	20,490	-	-	36,440	-	-	36,440
Issuance of common shares for service	8	8,800,000	5,500	-	-	-	-	54,000	3,780	33,000	-	-	42,280	-	-	42,280
Cancellation of common shares	8	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(480,657)	(480,657)	(9,838)	-	(490,495)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	33,295	-	33,295	2,302	-	35,597
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

				Class A		Class B				Additional	Accumulated Other			Non-
				Preferred		Preferred		Shares to be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Common Stock		Stock		Stock		issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
		Shares	US$	Shares		US$		Shares		US$	Shares	US$	US$	US$	US$	US$
Balance at April 30, 2021 (audited)		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement	8	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Conversion of Class A preferred shares	8	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares	8	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	8	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	32,230	-	-	-	-	-	-	41,404	-	-	73,634	-	-	73,634
Issuance of shares for services	8	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period		-	-	-	-	-	-	-	-	-	-	(589,889)	(589,889)	(49,142)	-	(639,031)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	10,228	-	10,228	3,594	-	13,822
Balance at January 31, 2022 (unaudited)		95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

*	See effect of reverse capitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

		Nine Months	Nine Months
		Ended	Ended
		January 31,	January 31,
		2023	2022
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(490,495)	(639,031)
Adjustments for:
Amortization of vested shares	8(b)	36,440	73,634
Issuance of shares for services	8(b)	42,280	148,260
Changes in:
Accounts receivable		-	559
Prepayments and other receivables		(11,446)	29,487
Accounts payable and accrued liabilities to third parties and a related party		(43,423)	(98,615)
Amounts due to related parties		65,073	148,591
Long term payable to a related party		(28,673)	-
Net cash used in operating activities		(430,244)	(337,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 8(b)	-	27,300
Proceeds from short term loan		39,979	-
Proceeds from subsidiary issuance of shares to noncontrolling interests		45	-
Net cash provided by financing activities		40,024	27,300

Effect of exchange rate changes on cash and restricted cash held in trust		7,670	(10,356)
Net decrease in cash and restricted cash held in trust		(382,550)	(320,171)
Cash and restricted cash held in trust at the beginning of period		437,177	699,777
Cash and restricted cash held in trust at the end of period		54,627	379,606

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

On April 30, 2022, the Company owned 74% (74% - April 30, 2021) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

On January 31, 2023, the Company owned 93.53% (74% - April 30, 2022) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at January 31, 2023 and April 30, 2022, had an accumulated deficit of $5,797,777 and $4,433,352 respectively, a working capital deficiency of $839,338 and $445,270 respectively. The Company, during year ended April 30, 2022 and April 30, 2021, through several private placements, raised $368,200 and $893,014 respectively (Note 8 (b)). On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments (Note 7 (c)). During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 7 (a) and Note 8 (b)).

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

During 2020, 2021, 2022 and 2023, as a result of COVID-19 infections having been reported throughout both the United States and Sweden, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain level of adverse impact. At the date of approval of these consolidated financial statements, it is still not possible to reliably estimate the effect of these developments as well as the impact on the financial results and condition of the Company in future periods. Management is monitoring these developments on the Company’s operations and is taking all steps to ensure that employees are following all public health and safety protocols.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements completed by the Company during years ended April 30, 2021 and 2022 that are held in an escrow account. As per the share subscription agreements, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2023 and 2022.

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	January 31, 2023	April 30, 2022
Accounts payable	$7,839	$52,178
Accrued liabilities	65,394	65,714
	$73,233	$117,892

6.	DEMAND LOANS

At January 31, 2023 and April 30, 2022, the Company had balances in demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $27,985 (SEK 293,000) and $29,811 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the nine months ended January 31, 2023 and 2022, interest expense was $4,109 and $5,045, respectively.

At January 31, 2023 and April 30, 2022, the Company had balance in demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $43,958 (SEK 460,247) and $46,827 (SEK 460,247), respectively. The loans had an interest rate is 2% per annum. For the nine months ended January 31, 2023 and 2022, interest expense was $679 and 3,087, respectively.

At January 31, 2023, the Company had balance in demand loan in the amount of $39,979 (April 30, 2022 - $Nil)

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At January 31, 2023 and April 30, 2022, salary payable to a former director of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $261,813 and $196,740 respectively.

On March 31, 2021, the Company, Sensa Bues AB and the then-CEO of the Company who is also a director of Sensa Bues AB reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 (c) and Note 8 (b)). The agreement allows the director to subscribe aggregated 3,400 common shares of Sensa Bues AB. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(continued)

(b)	Loans from related parties

At January 31, 2023 and April 30, 2022, balances of loan from a former director of Sensa Bues AB were $ 52,531 (SEK550,000) and $55,959 (SEK550,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $867 and $954 for nine months ended January 31, 2023 and 2022 respectively.

At January 31, 2023 and April 30, 2022, balances of loan from a former director of Sensa Bues AB were $28,654 (SEK300,000) and $30,523 (SEK300,000) respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $473 and $520 for nine months ended January 31, 2023 and 2022 respectively.

(c)	Payable and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at January 31, 2023, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 ($138,483 – April 30, 2022) and was included in accounts payable and accrued liabilities to a related party.

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK 2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the last payment date was extended to 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At January 31, 2023, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,568 (April 30, 2022 - $6,997). At January 31, 2023, the current portion of the modified payable balance was $234,675 (SEK 2,448,280) (April 30, 2022 - $261,683; April 30, 2022 - SEK 2,572,000) and the long term portion was $nil (SEK nil) (April 30, 2022 - $17,935, SEK 176,280).

As at January 31, 2023, the total accounts payable and accrued liabilities to the related party was $379,726 (April 30, 2022 - $407,163).

For the nine months ended January 31, 2023 and 2022, the total purchase from the related party representing the research and development and patent expense was in amount of $74,171 and $76,324 respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(continued)

8.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at January 31, 2023, the Company is authorized to issue 250,000,000 (April 30, 2022 – 250,000,000) shares of common stock ($0.01 par value).

As at January 31, 2023, the Company is authorized to issue 5,000,000 (April 30, 2022 – 5,000,000) shares of Class A preferred stock ($0.001 par value). Class A preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. When conversion is available it shall be at the discretion of the preferred shareholder. Sale of the converted shares shall not occur until sixty (60) months after a NASDAQ listing. There shall be no dividend rights assigned to the Class A preferred shares. There shall be no registration rights attached to the converted shares. Voting rights per preferred share are 1,000 common shares.

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

As at January 31, 2023, the Company is authorized to issue 5,000,000 (April 30, 2022– 5,000,000) shares of Class B preferred stock ($0.001 par value). Class B preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Vested common shares may become free trading when certain conditions are met. Each consultant to be advised of their specific conditions that must be met. Voting rights per share are equal to 1,000 common votes for each preferred share.

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

At January 31, 2023, common shares issued and outstanding totaled 56,349,183 (April 30, 2022 – 105,723,183) shares. During the three months ended January 31, 2023, 58,174,000 common shares were cancelled and 8,800,000 common shares were issued (Note 8 (b)).

At January 31, 2023, there were Nil Class A shares of Preferred Stock that were issued and outstanding (April 30, 2022 – Nil) (Note 8 (b)).

At January 31, 2023, there were Nil Class B shares of Preferred Stock that were issued and outstanding (April 30, 2022 – Nil) (Note 8 (b)).

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(continued)

During the year ended April 30, 2021, SensaSure issued 22,000,000 common shares to directors of the Company for director services that starts from May 1, 2021 to April 30, 2026. If a director fails to complete the term of his responsibility the unearned portion of the shares shall be returned to the treasury stock of the Company. The fair value of the shares issued, in amount of $502,614, was determined by allocating the Enterprise Equity Value on a fully-diluted basis. During January 2022, three directors left the Company and the 7,931,000 unvested shares was cancelled accordingly. The fair value of the vested portion of share based compensation expenses, in the amount of $73,634, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $32,230 and additional paid in capital in amount of $41,404 respectively during the nine months ended January 31, 2022. During December 2022, two directors left the Company and the 8,587,000 unvested shares was cancelled accordingly. The fair value of the vested portion of share based compensation expenses, in the amount of $36,440, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $15,950 and additional paid in capital in amount of $20,490 respectively during the nine months ended January 31, 2023.

During the year ended April 30, 2021, SensaSure issued 31,500 Class B Preferred Stock to directors of the Company for services to be provided. The fair value of the shares issued, in amount of $502,952, was determined based on the common stock fair value and factoring in the conversion rights which are subject to performance conditions. Estimates of the timing and successful completion of the performance conditions were made by management. The fair value will be recorded as an expense as well as an increase in Class B Preferred Stock and additional paid-in capital upon satisfaction of the vesting conditions. During December 2022, upon a voluntarily surrender from a director of the Company, the Company cancelled 27,950,000 common shares that were converted from Class B Preferred Stock during year ended April 30, 2022.

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(continued)

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes A preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class A preferred stock were converted into 24,371,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged. During December 2022, upon a voluntarily surrender from a director of the Company, the Company cancelled 21,637,000 common shares that were converted from Class A Preferred Stock during year ended April 30, 2022, and $216,370 was reduced from common stock and transferred to additional paid-in capital.

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the Class B preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class B preferred stock were converted into 31,500,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged. As at April 30, 2022, the vesting conditions have not been met.

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

During the year ended April 30, 2022, SensaSure issued 3,080,000 common stock to a consultant of the Company for services provided by directors of the Company. The fair value of the shares of common stock to be issued was determined by using the most recent private placement price at $0.07 per share. At April 30, 2022, none of these services were rendered. Accordingly, the Company has not recognized any share based compensation expense during the year. At January 31, 2023, none of these services were rendered. Accordingly, the Company has not recognized any share based compensation expense during the period.

During the nine months ended January 31, 2023, included into shares to be issued were 54,000 common stock for services provided by the directors. The fair value of the share-based compensation was in the amount of $3,780 and was determined by using the most recent private placement price at $0.07 per share. The fair value of the share-based compensation was included in the general and admirative expenses as well as a credit made in shares to be issued.

During the three months ended July 31, 2022, SensaSure acquired an additional 2,200,000 common shares of Sensa Bues AB for cash consideration of $225,641. The additional investment in Sensa Bues AB and the corresponding increase in Sensa Bues AB’ share capital was eliminated upon consolidation and had no cash flow impact.

During the three months ended January 31, 2023, the Company approved the issuance of 8,800,000 shares of the common stock to a director of the Company. The shares issued would be vested in a 24-month term with a date of start at December 15, 2022. During three months ended January 31, 2023, 550,000 common shares vested and the fair value of the share-based compensation was in the amount of $38,500 and was included in the general and admirative expenses as well as a credit made in common stock in amount of 5,500 and additional paid-in capital in amount of 33,000 respectively. The fair value of the shares of common stock issued was determined by using the most recent private placement price at $0.07 per share.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(continued)

(c)	Noncontrolling interest

During the three and nine months ended January 31, 2023 and 2022, the years ended April 30, 2022 and April 30, 2021, pursuant to private placements completed by Sensa Bues AB, the Company’s ownership interests and noncontrolling interests’ ownership in Sensa Bues AB changed as below:

	As at January 31, 2023	As at January 31, 2022	As at April 30, 2022	As at April 30, 2021
Ownership percentage
Common shareholders of the Company	93.53%	74%	74%	74%
Noncontrolling interests	6.47%	26%	26%	26%

	For three months ended January 31, 2023	For three months ended January 31, 2022	For nine months ended January 31, 2023	For nine months ended January 31, 2022
	$	$	$	$
Net loss of Sensa Bues AB attributable to the Company	(153,406)	(247,091)	(480,657)	(589,889)
Transfer from noncontrolling interests
Increase in the Company’s accumulated deficit for Sensa Bues AB issuance of common shares to the Company and noncontrolling interests (Note 8 (b))	-	-	(883,768)	-
Change from net loss attributable to the Company and transfer from noncontrolling interests	(153,406)	(247,091)	(1,364,425)	(589,889)

(d)	Development reserves

In compliance with the Swedish Annual Accounts Act (the “Act”), SensaBues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. It can only be used for specific purposes permitted under the Act.

9.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at January 31, 2023 and April 30, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 15, 2023, the date the condensed interim consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following subsequent event.

On December 1, 2022, the Financial Industry Regulatory Authority (FINRA) processed a Form 211 relating to the initiation of priced quotations of the Company’s common stock, under the ticker symbol “SSTC,” which means that the submitting broker-dealer has demonstrated to FINRA compliance with FINRA Rule 6432 and therefore has met the requirements under that rule to initiate a quotation for SSTC within four days of December 1, 2022. FINRA’s processing of a Form 211 in no way constitutes FINRA’s approval of the common stock, the Company, or the Company’ business, and relates solely to the submitting broker-dealer’s obligation to comply with FINRA Rule 6432 and SEA Rule 15c2-11 when quoting a security. The company continued its plan to obtain regulatory approval for trading in the OTC market and the Company was approved to be upgraded to the OTCQB by OTC Markets on February 24, 2023.

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

Current Challenges

The current challenges facing the drug testing industry are many and varied. Increasing the overall effectiveness and accuracy of the drug control program remains a priority. However, reducing the burden imposed upon participants in terms of time, cost, inconvenience, and intrusiveness are also important.

Our intent is to significantly improve the user experience for donors and collectors during the sample collection process as well as simplify and reduce the costs of sample preparation, packaging, and transportation to the labs. The EB method may lead to improved overall detection accuracy thus reducing the incidence of false positives and to avoid legal outcomes.

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

Since the current distribution of our product is limited to research organizations, distribution is relatively easy as the product is sent to only a few locations. This level of business is supported by a large inventory of devices held in a flexible secure storage facility in Stockholm, Sweden. Any large quantity shipments of product are sent from Sweden. Sample and small quantity shipments are sent from the UK, where a small inventory is held at the home-office of the CEO. UK based inventory was established to facilitate ongoing operations during COVID-19 lock-down restrictions. All transportation of the product is done using commercial courier services. All order processing steps, and associated paperwork is handled internally by the Company’s accountant and management. The current production and delivery system functions well, even throughout the disruptions to business caused by COVID-19.

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

As of January 31, 2022, we own 4 issued U.S. patents with 2 currently being published and 105 issued foreign patents, relating to our current EB technology. A complete list of our patents is contained in our Annual Report on the Form 10-K filed with the Securities and Exchange Commission.

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements completed by the Company during years ended April 30, 2021 and 2022 that are held in an escrow account. As per the share subscription agreements, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2023 and 2022.

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

The Company sells devices with a collection mechanism for biological samples based upon exhaled breath. Revenue is recognized upon delivery of devices (at a point in time). In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, price is fixed and determinable and collectability is reasonably assured and delivery has occurred.

(b)	Cash and restricted cash held in trust

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements completed by the Company during years ended April 30, 2021 and 2022 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to the listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2023 and 2022.

(l)	Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. All revenues are currently earned in Sweden and significantly all of the assets of the Company are used for the Company’s medical device design and research and distribution activities that are carried out in Sweden. The Company has one reportable segment and operating segment: Medical device design and research and distribution.

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

Results of Operations

Consolidated Financial Position

As of January 31, 2023 we have Total Assets of $68,541 compared to $439,645 at April 30, 2022. The decrease of $371,104 during the nine month period is due primarily to the decrease in our cash and restricted cash held in trust of $375,820. Our Total Assets consist of Current Assets only.

Our Current Liabilities at January 31, 2023 are $907,879 compared to $902,850 at April 30, 2022. The increase in our current liabilities of $5,029 is mainly attributed to increase in amount due to related parties (see note 7a and 7b of interim condensed consolidated financial statements relating to Accounts payable and accrued liabilities to a related party). We have no long term liabilities at January 31, 2023 and long term liabilities amounted to $17,935 at April 30, 2023. Our total liabilities as at January 31, 2023 is the same as our current liabilities as at January 31, 2023. Our total liabilities as at April, 2022 was $902,850.

Management believes that it will need to raise additional capital to complete the process of having the Company’s stock trading on the OTC Markets OTCQB ATS and beginning to market and manufacture products to generate revenue. The following table is from our unaudited condensed interim balance sheet as of January 31, 2023.

		As at	As at
		January 31,	April 30,
		2023	2022
	Note	Unaudited	Audited
		$	$
ASSETS
Current Assets:
Cash	3 (b)	39,689	46,419
Restricted cash held in trust	3 (b)	14,938	390,758
Accounts receivable		-	-
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		13,914	2,468
Total current assets		68,541	439,645
TOTAL ASSETS		68,541	439,645

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities to third parties	5	73,233	117,892
Accounts payable and accrued liabilities to a related party	7 (c)	379,726	407,163
Demand loan	6	111,922	76,638
Loans from related parties	7 (b)	81,185	86,482
Amount due to related parties	7 (a)	261,813	196,740
Total current liabilities		907,879	884,915

Long term payable to a related party	7 (c)	-	17,935
Total Liabilities		907,879	902,850

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2023 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at January 31, 2023 and April 30, 2022, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2023 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at January 31, 2023 and April 30, 2022, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at January 31, 2023 and April 30, 2022, respectively. Issued and outstanding common shares: and 56,349,183 as at January 31, 2023 and 105,723,183 at April 30, 2022, respectively.	8	369,140	564,060
Shares to be issued (54,000 common shares at January 31, 2023 and Nil at April 30, 2022 respectively)	8	3,780	-
Additional paid-in capital		4,512,364	4,242,504
Accumulated other comprehensive loss		(213,947)	(195,610)
Accumulated deficit		(5,797,777)	(4,433,352)
TOTAL (DEFICIT) EQUITY ATTRIBUTABLE TO EQUITY HOLDERS OF THE COMPANY		(1,126,440)	177,602
TOTAL DEFICIT (EQUITY) ATTRIBUTABLE TO NON0CONTROLLING INTERESTS		46,461	(881,448)
Development reserve	8	240,641	240,641
TOTAL DEFICIT		(839,338)	(463,205)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		68,541	439,645

Consolidated Results of Operations

Comparative Results for the Nine Months Ended January 31, 2023 and 2022

The Company had revenue from sales for the nine months period ended January 31, 2023 of $4,414. The loss per share, both basic and diluted, was $0.005. This was anticipated by the Company since the efforts of the Company have been focused on research and development and maintaining operations.

For the nine months period ended January 31, 2023 we had a revenue of $4,414 which is an increase in revenue from the same period ended January 31, 2022 of $nil. We believe this trend will continue for the near future. Management believes it is important to participate in the studies that are currently ongoing.

Our total general administrative expenses and research and development expenses have decreased from $488,718 for the nine months period in 2023 over the same periods of $597,143 in 2022. The reduction in costs is largely due to savings in legal and other overhead expenses.

Comparative Results for the Three Months Ended January 31, 2023 and 2022

The Company had no revenue from sales for the third quarter ended January 31, 2023. The loss per share, both basic and diluted, was $0.002. This was anticipated by the Company since the efforts of the Company have been focused on research and development and maintaining operations.

For the three month period ended January 31, 2023 we had no revenue, which is the same as the same period ended January 31, 2022. We believe this trend will continue for the near future. Management believes it is important to participate in the studies that are currently ongoing.

Our total general administrative expenses and research and development expenses have decreased to $155,388 for the three month period in 2023 from the same periods of $236,414 in 2022. The reduction in costs is largely due to savings in legal and other overhead expenses.

The following provides the details for the results of our operations for the periods ended January 31, 2023 and 2022.

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		January 31,	January 31,	January 31,	January 31,
		2023	2022	2023	2022
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		$	$	$	$
REVENUE	3	-	-	4,414	-

EXPENSES
General and administrative expense	8 (b)	(100,638)	(228,509)	(414,547)	(520,819)
Research and development expense	3, 7 (c)	(54,750)	(7,905)	(74,171)	(76,324)
TOTAL OPERATING EXPENSES		(155,388)	(236,414)	(488,718)	(597,143)

Interest expenses, net	6, 7	(2,059)	(15,282)	(6,191)	(41,888)
NET LOSS BEFORE INCOME TAXES		(157,447)	(251,696)	(490,495)	(639,031)
Income taxes		-	-	-	-
NET LOSS		(157,447)	(251,696)	(490,495)	(639,031)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS		4,041	4,605	9,838	49,142
NET LOSS ATTRIBUTABLE TO THE COMPANY		(153,406)	(247,091)	(480,657)	(589,889)

LOSS PER SHARE, BASIC AND DILUTED		(0.002)	(0.005)	(0.005)	(0.012)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		81,764,161	46,770,759	97,736,842	47,374,288

The condensed interim consolidated statements of comprehensive loss for the three months and nine months ended January 31, 2023 over 2022 in the table below reflect the total comprehensive loss for the period and the amount attributable to common shareholders and non- controlling interests.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
NET LOSS FOR THE PERIOD	(157,447)	(251,696)	(490,495)	(639,031)
Foreign currency translation adjustments	(37,760)	10,962	35,597	13,822
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD	(195,207)	(240,734)	(454,898)	(625,209)

Attributable to:
COMMON SHAREHOLDERS OF THE COMPANY	(188,723)	(238,979)	(447,362)	(579,661)
NON-CONTROLLING INTERESTS	(6,484)	(1,755)	(7,536)	(45,548)
	(195,207)	(240,734)	(454,898)	(625,209)

At January 31, 2023 we have a total of 56,349,183 shares of common stock outstanding.

											Accumulated
				Class A		Class B				Additional	Other			Non-
				Preferred		Preferred				paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Common Stock		Stock		Stock		Shares to be issued		Capital	Loss	deficit	Deficit	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)
Amortization of vested shares	8	-	3,190	-	-	-	-	-	-	4,098	-	-	7,288	-	-	7,288
Issuance of common shares for service	8	8,800,000	5,500	-	-	-	-	18,000	1,260	33,000	-	-	39,760	-	-	39,760
Cancellation of common shares	8	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(153,406)	(153,406)	(4,041)	-	(157,447)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	(35,317)	-	(35,317)	(2,443)	-	(37,760)
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

				Class A		Class B				Additional	Other			Non-
				Preferred		Preferred		Shares to be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Common Stock		Stock		Stock		issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2021 (unaudited)		47,715,183	279,151	24,371	24	31,500	-	-	-	4,000,281	(282,830)	(3,926,183)	70,443	(867,091)	348,743	(447,905)
Conversion of Class A preferred shares	8	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares	8	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	8	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	10,230	-	-	-	-	-	-	13,142	-	-	23,372	-	-	23,372
Issuance of shares for services	8	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period		-	-	-	-	-	-	-	-	-	-	(247,091)	(247,091)	(4,605)	-	(251,696)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	8,112	-	8,112	2,850	-	10,962
Balance at January 31, 2022 (unaudited)		95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

	Note	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity (Deficit)	Non- controlling interests	Development Reserve	Total
		Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	15,950	-	-	-	-	-	-	20,490	-	-	36,440	-	-	36,440
Issuance of common shares for service	8	8,800,000	5,500	-	-	-	-	54,000	3,780	33,000	-	-	42,280	-	-	42,280
Cancellation of common shares	8	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(480,657)	(480,657)	(9,838)	-	(490,495)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	33,295	-	33,295	2,302	-	35,597
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

				Class A		Class B				Additional	Accumulated Other			Non-
				Preferred		Preferred		Shares to be		paid-in	Comprehensive	Accumulated		controlling	Development
	Note	Common Stock		Stock		Stock		issued		Capital	Loss	deficit	Equity	interests	Reserve	Total
		Shares	US$	Shares		US$		Shares		US$	Shares	US$	US$	US$	US$	US$
Balance at April 30, 2021 (audited)		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement	8	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Conversion of Class A preferred shares	8	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares	8	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	8	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	32,230	-	-	-	-	-	-	41,404	-	-	73,634	-	-	73,634
Issuance of shares for services	8	-	-	-	-	-	-	2,118,000	148,260	-	-	-	148,260	-	-	148,260
Net loss for the period		-	-	-	-	-	-	-	-	-	-	(589,889)	(589,889)	(49,142)	-	(639,031)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	10,228	-	10,228	3,594	-	13,822
Balance at January 31, 2022 (unaudited)		95,655,183	533,091	-	-	-	-	2,118,000	148,260	3,769,737	(274,718)	(4,173,274)	3,096	(868,846)	348,743	(517,007)

Management believes that it will be necessary to sell additional shares to have the funds necessary to continue to pay the legal and accounting fees as the Company continues the process to have its shares trading in a public market. In addition, we may use additional shares to attract contractors in the manufacturing and shipping sectors as we bring our product to the market in Europe.

Liquidity and Capital Resources

Our cash flows used in operating activities for the nine month period ended January 31, 2023 compared to the same period in 2022 reflects an increase of $93,129 net cash used in operating activities. Our net cash provided by financing activities reflect an increase of $12,724 for the nine month period ended January 31, 2023 compared to the same period in 2022. Cash and restricted cash held in trust at the beginning of the period in 2023 was $437,177 compared to $699,777 Cash and restricted cash held in trust at the beginning of the same period in 2022. Cash and restricted cash held in trust at the end of the period in 2023 was $54,627 compared to $379,606 Cash and restricted cash held in trust at the end of the same period in 2022.

Management believes that the burn rate of our cash will decrease as our legal and accounting fees diminish and become more stable. We believe that it will be necessary to raise additional cash to commence manufacturing and distribution of our product when we have had our partners complete their studies. The table below provides the unaudited condensed interim consolidated statements of cash flows for the nine months ended January 31, 2023 and 2022.

		Nine Months	Nine Months
		Ended	Ended
		January 31,	January 31,
		2023	2022
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(490,495)	(639,031)
Adjustments for:
Amortization of vested shares	8(b)	36,440	73,634
Issuance of shares for services	8(b)	42,280	148,260
Changes in:
Accounts receivable		-	559
Prepayments and other receivables		(11,446)	29,487
Accounts payable and accrued liabilities to third parties and a related party		(43,423)	(98,615)
Amounts due to related parties		65,073	148,591
Long term payable to a related party		(28,673)	-
Net cash used in operating activities		(430,244)	(337,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 8(b)	-	27,300
Proceeds from short term loan		39,979	-
Proceeds from subsidiary issuance of shares to noncontrolling interests		45	-
Net cash provided by financing activities		40,024	27,300

Effect of exchange rate changes on cash and restricted cash held in trust		7,670	(10,356)
Net decrease in cash and restricted cash held in trust		(382,550)	(320,171)
Cash and restricted cash held in trust at the beginning of period		437,177	699,777
Cash and restricted cash held in trust at the end of period		54,627	379,606

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine month period ended January 31, 2023, we have made no material changes or additions with regard to such estimates and judgments.

Off-Balance Sheet Arrangements

As of January 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine month period ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of the Securities of the Company for the financial reporting that occurred during the fiscal quarter ended January 31, 2023, covered by this Quarterly Report on Form 10-Q.

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

SENSASURE TECHNOLOGIES, INC.
(Registrant)

By:	/S/ CLARENCE CHAN	By:	/S/ CLARENCE CHAN
	Clarence Chan		Clarence Chan
	Chief Executive Officer		Acting Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	March 15, 2023	Date:	March 15, 2023