Form 10-K
period 2023-04-30
SensaSure Technologies, Inc.
filed 2023-08-14
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number. 001-39946

SENSASURE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2406468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4730 S. Fort Apache Rd., Suite 300

Las Vegas, NV, 89147

(Address of principal executive offices)

(347) 325-4677

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol (s)	(Name of exchange on which registered)
Common Stock, par value $0.01 per share	SSTC	NA

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant cannot be calculated as our Common Stock is not traded on any exchange.

There were a total of 56,349,183 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 14, 2023.

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

Our Products and Ongoing Development

The different methods of biological sample collection for drug testing are diverse and can be expensive. The data for our device has been collected by universities and hospitals which provides us with independent research, some of which has been published in journals related to drug testing. Our EB device has four main characteristics:

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

The current distribution of our product is limited to research organizations, distribution is relatively easy as the product is sent to only a few locations. All transportation of products is done using commercial courier services. All order processing steps, and associated paperwork is handled internally by the company’s accountant and management. The current production and delivery system functions well, even throughout the disruptions to business caused by COVID-19.

In the future, when appropriate, we will develop a larger scale production and delivery system whereby the processes will be outsourced to a 3rd party specialist manufacturing partner when required. This partner will source the piece parts, manufacture the product then assemble and package the kits before storing as inventory or drop shipping as order fulfillment. This will be done in a suitably certified facility with the relevant ISO or other quality control standards that are applicable to the medtech industry. This partner may also be used to provide all the logistical operations directly with vendors. This could include all order fulfillment requirements including any eventual volume supply agreements. There are many suitable partners available in the US and Europe who can provide manufacturing capability as well as the entire suite of order fulfillment services into the medtech market.

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

At the present time any partnership that we have regarding the study of our device is on a study-by-study basis.  We do not have any specific relationships that require us to perform any of the functions that are being performed by the independent research organization. As we move forward we will work to develop strategic relationships that will be beneficial to both parties.  We provide the number of units requested by the research organization and bill them for the same. We do not provide any services during clinical or pre-clinical study.

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

As of April 30, 2023, we own 4 issued U.S. patents with 2 currently being published and 105 issued foreign patents, relating to our current EB technology.

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

Human Capital Resources

As of April 30, 2023, we had 1 employee, our CEO and Chairman Clarence Chan. Our employee is not represented by a collective bargaining agreement and we have never experienced difficulties with our employee. We believe our employee relations are good.

Facilities

We do not produce our EB devices testing samples. We rely upon specialist manufacturing partners. Our first-generation devices testing samples were made for Sensabues AB by a manufacturer in Sweden. These first-generation devices are our reference design for evaluation purposes and to support small quantity sample devices sales activities.

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

Our second-generation device testing samples is similar to the first-generation device but with additional features and functionality incorporated into the design at the request of our sports anti-doping partners. These application specific units, used in a large field trial for sport by Major League Baseball, were designed and manufactured in the USA.

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

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We have reported net losses of $782,953 and $1,047,609 for the year ended April 30, 2023 and 2022, respectively. As a result of these losses, as of April 30, 2023, we had a total deficit of approximately $1,061,593 (2022 - $463,205). At April 30, 2023 we had $26,958 (2022 - $437,177) in cash and restricted cash held in trust, and an accumulated deficit of $6,027,209 (2022 - $4,433,352). We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand our customer base, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, we expect our general and administrative expenses to increase after we have become a public company due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

We currently have limited sales or marketing capabilities. Our sales were $4,417 and $6,424 for the years ended April 30, 2023 and 2022, respectively. Building the requisite sales, marketing or distribution capabilities will be expensive and time-consuming and will require significant attention from our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely impact the commercialization of our product. The competition for talented individuals experienced in selling and marketing medical device products is intense, and we cannot assure you that we can assemble or maintain an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of our product. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products.

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

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our common stock, indebtedness and, to a lesser extent, product revenue. As of April 30, 2023, we had $26,958 in cash and restricted cash held in trust, and an accumulated deficit of $6,027,209. At April 30, 2022 we had $437,177 in cash and restricted cash held in trust, and an accumulated deficit of $4,433,352. Based on our current planned operations, we expect our cash and restricted cash held in trust, will enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

As of April 30, 2023, we had 1 full-time employee. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of April 30, 2023, our executive officers, directors and 5% stockholders beneficially owned approximately 70.34% of the outstanding shares of capital stock, and hold 70.34% of our outstanding shares of common stock Therefore, these stockholders have the ability to influence us through this ownership position.

A significant portion of our outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to lock-up periods under the lock-up agreements. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 30, 2023, our directors, executive officers, and holders of 5% or more of our outstanding stock beneficially owned approximately 70.34% of our outstanding stock in the aggregate. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended April 30, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. The inclusion of a going concern explanatory paragraph by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Holders of Record

As of April 30, 2023, there were 61 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of April 30, 2023 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	Consists of shares of common stock available for future issuance under our equity incentive plans.

Equity Repurchases

None.

Item 6. [Reserved]

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

Income tax provision

Income tax provision consists of income taxes effects in U.S.A and Sweden jurisdictions in which we conduct business.

Results of Operations

Comparison of the Years Ended April 30, 2023, and April 30, 2022

For the year ended April 30, 2023 had minimal revenue of $4,417 (2022 - $6,424). Our efforts were concentrated on the preparation and our timely filing of 10-K and 10-Q. Thereafter, we hope to designate more time to pursue discussions with organizations that are conducting trials and testing of our product to drive more usage of our EB device. Our revenue remained relatively static due primarily to our attention directed to studies on the efficacy of the product and less on actual sales.

Our loss for the year ended April 30, 2023 was ($782,953) (2022 - ($1,047,609)). The net loss attributed to the company was ($766,058) (2022 - ($929,961)) and a net loss of ($16,895) (2022 - ($117,648)) was attributed to non-controlling interests.

Our general and administrative expense were $617,175 compared with $878,712 for the year ended April 30, 2022.

The decrease of $261,537 in our general and administrative expense was mainly due to less legal and professional fees spent during year ended April 30, 2023 compared with year ended April 30, 2022, which included our legal and professional costs related to our Registration Statement and IPO. Our sales outside of the United States are denominated principally in Euros. As a result, we have foreign exchange exposure. We have not entered into any material foreign currency hedging contracts, although we may do so in the future. General and administrative expense, due to the initial stage of the Company, was mainly consisted of professional fee and legal fee and share-based compensation expenses.

Research and development expense decreased $3,217 compared to $165,139 for year ended April 30, 2022. And the change is not significant.

At April 30, 2023 we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our common stock, indebtedness, and, to a lesser extent, product revenue. As of April 30, 2023 we had $$26,958 (2022 - $437,177) in cash and restricted cash held in trust, and a total deficit of ($1,061,593) (2022 - ($463,205)).

Liquidity and Capital Resources

Our liquidity is provided by our cash on hand and cash held in a restricted account of $26,958 (2022 - $437,177). Our cash has been generated by the sale of our stock and to a far lesser amount, sales of our product and working capital advance from shareholders. For the next 12 months we expect our cash on hand and cash held in a restricted account to fulfill our needs. Given the product is sold for research purposes only we do not believe we will generate any substantial revenue from product sales.

Management believes that it will have to rely on future stock sales to generate sufficient cash to begin operational activities.

Cashflows

For the year ended April 30, 2023 we had a net loss of ($782,953) (2022 - ($1,047,609)). The net cash used in operating activities was ($435,375) (2022 - ($632,119)). Management believes the decrease of $196,744 in the net cash used in operating activities, mainly attributable to less expenses spent for the IPO and registration process during year ended April 30, 2022.

Contractual Obligations

At April 30, 2023, our contractual obligations were as follows:

		Payments Due by Period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
	$	$	$	$	$
Accounts payable and accrued liabilities to third parties	105,868	105,868	-	-	-
Accounts payable and accrued liabilities to related parties	486,826	486,826	-	-	-
Demand loan	113,375	113,375	-	-	-
Loans from related parties	82,823	82,823	-	-	-
Amount due to related party	312,347	312,347	-	-	-
Long term payable to a related party	-	-	-	-	-
Total contractual obligations	$1,101,239	1,101,239	-	-	-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of April 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of April 30, 2023, our internal control over financial reporting is ineffective based on these criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the year end April 30, 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors. Each individual listed in the table is currently serving in their respective position:

Name	Age	Position
Clarence Chan	52	President & Chairman of the Board

Executive Officers and Directors

Clarence Chan. Mr. Chan holds a Master of Business Administration, Chinese University of Hong Kong and a Master of Science, University of Science and Technology, Hong Kong. In addition, he is a Chartered Alternative Investment Analyst; a Certified Management Accountant; he is Certified in Financial Management; and he is the principal in Fugu Enterprises Inc. since 2006.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Structure and Compensation of Directors

Our board of directors currently consists of one (1) members. Our Board members are not compensated through cash payments. All the members are compensated through stock awards.

Director Independence

As of the date of the filing of this Annual Report on Form 10-K we have no directors that qualify as independent directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our principal executive officer, and our two other most highly compensated executive officers during our fiscal year ended April 30, 2023 and 2022.

2023 and 2022 SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Clarence Chan	2023	-	-	115,500	-	-	-	-	115,500
President and Director

John Trainor	2022	181,993	-	44,230	-	-	-	-	226,223
Director	2023	151,113	-	27,644	-	-	-	-	178,757

Erik Savenstrand	2022	-	-	14,073	-	-	-	-	14,073
Director	2023	-	-	8,796	-	-	-	-	8,796

Randall Fahey	2022	-	-	630	-	-	-	-	630
Independent Director	2023	-	-	1,890	-	-	-	-	1,890

Michael Kelly	2022	-	-	630	-	-	-	-	630
Independent Director	2023	-	-	1,890	-	-	-	-	1,890

Mr. Trainor, Mr. Savenstrand, Mr. Fahey and Mr. Kelly resigned as director of the Company during year ended April 30, 2023. Mr. Chan was appointed as director of the Company during year ended April 30, 2023. Mr. Trainor and Mr. Savenstrand serves as the director of the Company’s subsidiary, SensaBues AB.

Mr. Chan, our President and Director, was awarded 8,800,000 common shares during the year ended April 30, 2023 with a service period of 24 months. For year ended April 30, 2023, 1,650,000 common shares were vested with a fair value of $115,500.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for the executive officers named in the Summary Compensation Table as of the end of our fiscal year ended April 30, 2023.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR END

Option Awards
Name	Grant Date	Numbers of Securities Underlying Unexercised Options (1) Exercisable	Numbers of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Clarence Chan	-0-	-0-	-0-	-0-	-0-	-0-

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

Mr. Chan, our President and Director, was awarded 8,800,000 common shares during the year ended April 30, 2023 with a service period of 24 months. For year ended April 30, 2023, 1,650,000 common shares were vested with a fair value of $115,500. For more information on Mr. John Trainor’s compensation as an officer, see the section titled “Executive Compensation.”

The following table presents the total compensation for each person who served as a non-employee director of the Company during the fiscal year ended April 30, 2023.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Clarence Chan	-0-	115,500	-0-	-0-	115,500

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We describe below transactions and series of similar transactions, during our last two fiscal years or currently proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeds $120,000, and

●	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

The Company had the following balances and transaction with related parties for years ended April 30, 2023 and April 30, 2022:

(a)	Amounts due to related parties

At April 30, 2023 and April 30, 2022, salary payable to the former CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $312,347 and $196,740, respectively.

On March 31, 2021, the Company, Sensa Bues AB and the former CEO of the Company who is also a director of Sensa Bues AB reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 (c) and Note 9 (b)). The agreement allows the director to subscribe aggregated 3,400 common shares of Sensa Bues AB. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

At April 30, 2023 and April 30, 2022, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

At April 30, 2023 and April 30, 2022, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

(b)	Loans from related parties

At April 30, 2023 and April 30, 2022, balances of loan from a former director of SensaSure were $53,591 (SEK550,000) and $55,959 (SEK550,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $1,053 and $1,235 for year ended April 30, 2023 and April 30, 2022, respectively.

At April 30, 2023 and April 30, 2022, balances of loan from a former director of SensaSure were $29,232 (SEK300,000) and $30,523 (SEK300,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $574 and $674 for year ended April 30, 2023 and April 30, 2022, respectively.

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at April 30, 2023 and 2022, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at April 30, 2022, the total accounts payable and accrued liabilities to the related party was $407,163.

For the year ended April 30, 2022, the total purchase from the related party representing the research and development and patent expenses was in amount of $165,139.

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the payable balance became current on April 30, 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At April 30, 2023, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,701 (2022 - $6,997).

At April 30, 2023, the current portion of the modified payable balance was $240,012 (2022 - $261,683) and the long term portion was $nil (2022 - $17,935).

As at April 30, 2023, the total accounts payable and accrued liabilities to the related party was $486,826.

For the year ended April 30, 2023, the total purchase from the related party representing the research and development and patent expenses was in amount of $161,922.

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

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of April 30, 2023, by:

●	each person whom we know to own beneficially more than 5% of our common stock,

●	each of our directors and named executive officers individually, and

●	all of our directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of April 30, 2023. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person. The percentage ownership of our common stock in the “Shares Beneficially Owned Before the Offering” column in the table is based on 56,349,183 shares of our common stock issued and outstanding as of April 30, 2023. The percentage ownership of our common stock in the “Shares Beneficially Owned After the Offering” column in the table is based on 56,349,183 shares of our common stock issued and outstanding as of April 30, 2023. See Table 1.0 below.

Unless otherwise indicated, the address for each listed stockholder is c/o SensaSure Technologies, Inc., 4730 S. Fort Apache Rd., Suite 300, Las Vegas, NV, 89147. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Common Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent*
Greater than 5% Stockholders:
Clarence Chan(1)	14,639,000	25.98%
John Trainor, Erica Trainor and Connell Trainor(2)	7,480,000	13.70%
Li Sze Tang	3,774,000	6.70%
Louay Ali	3,430,000	6.09%
Erik Krabichler	2,930,669	5.20%
Henrik Rammer	3,202,362	5.68%
Lee Chung	3,939,000	6.99%
Greater than 5% Stockholders as a Group (7 persons)	39,395,031	70.34%

Directors and Named Executive Officers:
Clarence Chan(1)	14,639,000	25.98%
Directors and Officers as a Group (1 person)	14,639,000	25.98%

*	Represents the beneficial ownership percentage of the outstanding common stock. Preferred voting power not included.
(1)	President and Director
(2)	John Trainor, Erica Trainor and Connell Trainor are family affiliations. Erica Trainor is the spouse and Connell Trainor is the son of John Trainor

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 31, 2022 the Company retained the services of two (2) Independent Directors; Mr. Randall Fahey and Mr. Michael Kelly. Each of the Independent Directors shall earn nine thousand (9,000) shares for their services for each quarter they remain retained by the Company. Mr. Fahey and Mr. Kelly resigned as director of the Company during year ended April 30, 2023.

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

Policies and Procedures for Transactions With Related Persons

In April 2022, our Board of Directors adopted a written policy that our executive officers, directors, beneficial owners of more than 5% of any class of our capital stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us without the prior consent of our Board of Directors. Any request for us to enter into a transaction with an executive officer, director, beneficial owner of more than 5% of any class of our capital stock, or any member of the immediate family of any of the foregoing persons, in which such person would have a direct or indirect interest, must first be presented to our Board of Directors for review, consideration, and approval or ratification. In approving or rejecting any such proposal, our Board is to consider all relevant facts and circumstances of the transaction available to it, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unrelated third party or to employees under the same or similar circumstances, that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The written policy will require that, in determining whether to approve or reject a related person transaction, our Board must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Board determines in good faith.

Certain Related Person Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this proxy statement, below we describe transactions since April 30, 2022 to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, which we refer to as our related parties, had or will have a direct or indirect material interest.

●	The company has executed an agreement on January 31, 2022 between John Trainor and Connell Trainor that was for services rendered to the company from April 8, 2021 to January 11, 2022. There is a family relationship between Connell Trainor, the son of John Trainor, the Chairman of board. The agreement calls for services to be rendered, which have been completed. This agreement is no longer in effect as of January 31, 2022.

Item 14. Accountant Fees and Services.

Aggregate fees by Fruci & Associates II, PLLC, the Company’s principal independent accountants, during the last two fiscal years were as follows:

Fees	2023	2022

Audit Fees	$40,000	$-0-
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$40,000	$-0-

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

(3) The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed on October 4, 2021)
3.2	Amended Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 filed on October 4, 2021)
3.3	By-Laws (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 filed on October 4, 2021)
3.4	Certificate of Correction (Incorporated by reference to Exhibit 3.4 of the Company’s Form S-1 filed on October 4, 2021)
3.5	Certificate of Correction (Incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filed on October 4, 2021)
4.1	Description of Securities (incorporated by reference to Item 1 of Form 8-A filed on January 7, 2022)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form S-1 filed on October 4, 2021)
21.1	Subsidiary of Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on August 12, 2022)
23.1*	Consent of independent registered public accounting firm
31.1*	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2*	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1**	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

±	Certain information has been omitted from this exhibit in reliance upon Item 601(b)(10) of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSASURE TECHNOLOGIES, INC.

Date: August 14, 2023	By:	/s/ Clarence Chan
		By:	Clarence Chan
		Title:	Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Chan	Chief Executive Officer and Director	August 14, 2023
Clarence Chan	(principal executive officer)

/s/ Clarence Chan	Chief Financial Officer	August 14, 2023
Clarence Chan	(principal financial and accounting officer)

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SensaSure Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SensaSure Technologies, Inc. and subsidiary (“the Company”) as of April 30, 2023, and the related consolidated statements of loss, comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(c) to the financial statements, the has sustained recurring losses from operations, and had a net working capital deficiency and an accumulated deficit as of April 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2023.

Spokane, Washington

August 14, 2023

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

/s/ SRCO, C.P.A., Professional Corporation

We began serving as the Company's auditor since 2021. In 2023 we became the predecessor auditor.	SRCO, C.P.A., Professional Corporation
Amherst, NY	CERTIFIED PUBLIC ACCOUNTANTS
August 11, 2022

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS AT APRIL 30, 2023 AND 2022

	Note	As at April 30, 2023	As at April 30, 2022
		$	$
ASSETS
Current assets:
Cash	3(b)	26,786	46,419
Restricted cash held in trust	3(b)	172	390,758
Subscription receivable	4	-	-
Prepayments and other receivables		12,688	2,468
Total current assets		39,646	439,645
Total assets		39,646	439,645

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	5	105,868	117,892
Accounts payable and accrued liabilities to a related party	8(c)	486,826	407,163
Demand Loans	6	113,375	76,638
Loans from related parties	8(b)	82,823	86,482
Amount due to related parties	8(a)	312,347	196,740
Total current liabilities		1,101,239	884,915

Non-current liabilities:
Payable to a related party, long term	8	-	17,935
Total liabilities		1,101,239	902,850

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at April 30, 2023 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at April 30, 2023 and April 30, 2022, respectively.	9	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at April 30, 2023 and April 30, 2022, respectively. Issued and outstanding shares: Nil and Nil as at April 30, 2023 and April 30, 2022, respectively.	9	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at April 30, 2023 and April 30, 2022, respectively. Issued and outstanding common shares: and 56,349,183 as at April 30, 2023 and 105,723,183 at April 30, 2022, respectively.	9	425,431	609,351
Shares to be issued (804,000 and Nil common shares at April 30, 2023 and April 30, 2022 respectively)	9	15,755	-
Additional paid-in capital		4,533,073	4,197,213
Foreign currency translation reserve		(231,505)	(195,610)
Accumulated deficit		(6,027,209)	(4,433,352)
Total equity (deficit) attributable to equity holders of the Company		(1,284,455)	177,602
Total equity (deficit) attributable to non-controlling interests		42,061	(881,448)
Development reserve	9(d)	180,801	240,641
Total deficit		(1,061,593)	(463,205)
Total liabilities and stockholders’ deficiency		39,646	439,645

Reverse Capitalization (Note 1)

Contingency (Note 10)

Subsequent events (Note 11)

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Note	Year ended April 30, 2023	Year ended April 30, 2022
		$	$

Revenue	3(a)	4,417	6,424

Expenses
General and administrative expense	9(b)	(617,175)	(878,712)
Research and development expense	3(f), 8(c)	(161,922)	(165,139)
TOTAL OPERATING EXPENSES		(779,097)	(1,043,851)

Interest expenses, net	6, 8(b), 8(c)	(8,273)	(10,182)
NET LOSS BEFORE INCOME TAXES		(782,953)	(1,047,609)
Income taxes	7	-	-
NET LOSS		(782,953)	(1,047,609)
Less: net loss attributable to non-controlling interests		16,895	117,648
Net loss attributable to the Company		(766,058)	(929,961)

Basic and diluted loss per share		(0.009)	(0.015)

Weighted average number of common shares outstanding		87,645,057	61,379,022

See effect of reverse capitalization (Note 1)

The accompanying notes are an integral part of the consolidated financial statements

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Year ended April 30, 2023	Year ended April 30, 2022
	$	$

Net loss for the year	(782,953)	(1,047,609)
Foreign currency translation adjustments	16,825	120,726
Total comprehensive loss for the year	(766,128)	(926,883)

Attributable to:
Net loss attributable to the Company	(766,058)	(929,961)
Foreign currency translation adjustments attributable to the Company	15,737	89,336
Net loss attributable to non-controlling interests	(16,895)	(117,648)
Foreign currency translation adjustments attributable to non-controlling interests	1,088	31,390
	(766,128)	(926,883)

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	Total equity (deficit) attributable to equity holders of the Company	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2021		47,295,183	252,951	24,371	24	31,500	-	420,000	27,300	3,948,919	(284,946)	(3,583,385)	360,863	(823,298)	348,743	(113,692)
Issuance of shares pursuant to private placement	9	4,870,000	48,700	-	-	-	-	-	-	292,200	-	-	340,900	-	-	340,900
Issuance of shares pursuant to private placement completed in prior year	9	420,000	4,200	-	-	-	-	(420,000)	(27,300)	23,100	-	-	-	-	-	-
Conversion of Class A preferred shares	9	24,371,000	243,710	(24,371)	(24)	-	-	-	-	(243,686)	-	-	-	-	-	-
Conversion of Class B preferred shares	9	31,500,000	-	-	-	(31,500)	-	-	-	-	-	-	-	-	-	-
Cancellation of common shares	9	(7,931,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	9	-	38,610	-	-	-	-	-	-	49,600	-	-	88,210	-	-	88,210
Issuance of shares for services	9	2,118,000	21,180	-	-	-	-	-	-	127,080	-	-	148,260	-	-	148,260
Issuance of shares for services to be rendered	9	3,080,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss for the year		-	-	-	-	-	-	-	-	-	-	(929,961)	(929,961)	(117,648)	-	(1,047,609)
Attribution to development reserve	9	-	-	-	-	-	-	-	-	-	-	79,994	79,994	28,108	(108,102)	-
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	89,336	-	89,336	31,390	-	120,726
Balance at April 30, 2022		105,723,183	609,351	-	-	-	-	-	-	4,197,213	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	9	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	9	-	15,950	-	-	-	-	-	-	20,490	-	-	36,440	-	-	36,440
Issuance of common shares for service	9	8,800,000	16,500	-	-	-	-	804,000	15,755	99,000	-	-	131,255	-	-	131,255
Cancellation of common shares	9	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the year		-	-	-	-	-	-	-	-	-	-	(766,058)	(766,058)	(16,895)	-	(782,953)
Attribution to development reserve	9	-	-	-	-	-	-	-	-	-	-	55,969	55,969	3,871	(59,840)	-
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	15,737	-	15,737	1,088	-	16,825
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	9	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at April 30, 2023		56,349,183	425,431	-	-	-	-	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)

*	See effects of reverse capitalization (Note 1)

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Note	Year ended April 30, 2023	Year ended April 30, 2022
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(782,953)	(1,047,609)
Adjustments for:
Amortization of vested shares	9(b)	36,440	88,210
Issuance of shares for services	9(b)	131,255	148,260
Changes in:
Accounts receivable		-	549
Prepayments and other receivables		(10,146)	3,728
Accounts payable and accrued liabilities to third parties and a related party		83,310	196,586
Amounts due to related parties		123,596	174,423
Long term payable to a related party		(16,877)	(196,266)
Net cash used in operating activities		(435,375)	(632,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	4, 9(b)	-	368,200
Proceeds from subsidiary issuance of shares to noncontrolling interests		45	-
Proceeds from related party loans		39,979	-
Net cash provided by financing activities		40,024	368,200

Effect of exchange rate changes on cash and restricted cash held in trust		(14,868)	1,319

Net increase (decrease) in cash and restricted cash held in trust		(410,219)	(262,600)
Cash and restricted cash held in trust at the beginning of year		437,177	699,777
Cash and restricted cash held in trust at the end of year		26,958	437,177

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

The accompanying notes are an integral part of the consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

During year ended April 30, 2023, the Company increased its ownership interest in Sensa Bues AB pursuant to private placements completed by Sensa Bues where 2,200,000 common shares and 440 common shares were issued to the Company and noncontrolling interests respectively. (Note 9).

On April 30, 2023, the Company owned 93.53% (74% - 2022) of the total issued and outstanding common shares in Sensa Bues (Note 9 (c)).

2.	BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its less wholly owned subsidiary, Sensa Bues. All intercompany accounts and transactions have been eliminated.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications has no effect on the reported results of the operations or cash flows.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at April 30, 2023 and April 30, 2022, had an accumulated deficit of $6,027,209 and $4,433,352 respectively, a working capital deficiency of $1,061,593 and $445,270 respectively. The Company, during year ended April 30, 2022 and April 30, 2021, through several private placements, raised $368,200 and $893,014 respectively (Note 9 (b)). On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments, the payable balance became current on April 30, 2023 (Note 8 (c)). During the year ended April 30, 2021, the Company, Sensa Bues AB and a director of the Company reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 8 (a) and Note 9 (b)).

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it had spread to several other countries and infections have been reported globally.

During the past several years, as a result of COVID-19 infections having been reported throughout both the United States and Sweden, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain level of adverse impact. At the date of approval of these consolidated financial statements, it is still not possible to reliably estimate the effect of these developments as well as the impact on the financial results and condition of the Company in future periods. Management is monitoring these developments on the Company’s operations and is taking all steps to ensure that employees are following all public health and safety protocols.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and shareholder loans financing completed by the Company during years ended April 30, 2021, 2022 and 2023 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

Research and development and all patent maintenance and related filing costs are charged to operations as incurred as the Company is uncertain as to any future economic benefit.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at April 30, 2023 and 2022.

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

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

(continued)

(m)	Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective for fiscal years beginning after December 15, 2022. The Company does not expect that this guidance will have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. There is no significant impact from adopting ASU 2019-12 on the Company’s financial condition, results of operations, and cash flows.

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company adopted this guidance for the fiscal year beginning April 1, 2022. There is no significant impact from adopting ASU 2021-04 on the Company’s financial condition, results of operations, and cash flows.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

(continued)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	As of April 30,
	2023	2022
Accounts payable	$53,868	$52,178
Accrued liabilities	52,000	65,714
	$105,868	$117,892

6.	DEMAND LOANS

At April 30, 2023 and April 30, 2022, the Company had balances in unsecured demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $28,550 (SEK 293,000) and $29,811 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the years ended April 30, 2023 and 2022, interest expense was $5,611 and $6,580, respectively.

At April 30, 2023 and April 30, 2022, the Company had balances in unsecured demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $44,846 (SEK 460,247) and $46,827 (SEK 460,247), respectively. The loans had an interest rate of 2% per annum. For the years ended April 30, 2023 and 2022, interest expense was $881 and $1,214, respectively.

At April 30, 2023, the Company had balance in demand loan in the amount of $39,979 from several shareholders (April 30, 2022 - $Nil). Those loans are unsecured, non-interest bearing and due on demand.

7.	INCOME TAXES

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 20.89% and 24.80% for year ended April 30, 2023 and 2022 as follows:

Income tax recovery

	For year ended April 30, 2023	For year ended April 30, 2022
	$	$
Net loss before income taxes	(782,953)	(1,047,609)
Tax rate	20.89%	24.80%
Income tax recoverable	(163,583)	(259,848)
Non-deductible items and others	35,216	66,212
Rate change and others	31,737	46,991
Unrecognized deferred tax assets	96,630	146,645
Income tax expenses	-	-

Deferred tax items

	For year ended April 30, 2023	For year ended April 30, 2022
	$	$
Net operating losses carried forward	940,687	812,320
Valuation allowance	(940,687)	(812,320)

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

(continued)

At April 30, 2023 and April 30, 2022, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

At April 30, 2023 and April 30, 2022, the Company has approximately $4,429,715 and $3,814,457 respectively, of net operating loss and non-capital losses available to offset future taxable income. These losses will expire between 2033 to 2043.

As of April 30, 2023 and 2022, the Company is not subject to any uncertain tax positions.

8.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At April 30, 2023 and April 30, 2022, salary payable to the former CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $312,347 and $196,740, respectively.

On March 31, 2021, the Company, Sensa Bues AB and the former CEO of the Company who is also a director of Sensa Bues AB reached an agreement to settle account payable in the amount of $326,337 by issuing options to purchase common shares of Sensa Bues AB with a guarantee of subscription of the Company’s common shares upon exercise of the option by the optionee (Note 2 (c) and Note 9 (b)). The agreement allows the director to subscribe aggregated 3,400 common shares of Sensa Bues AB. The term of the Agreement is for thirty-six months from March 31, 2021. The Company guaranteed that it shall purchase shares of the optionee during the term of the agreement based on the formula of 50 common shares of the Company for each one shares the optionee subscribed of Sensa Bues AB.

At April 30, 2023 and April 30, 2022, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

At April 30, 2023 and April 30, 2022, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

(b)	Loans from related parties

At April 30, 2023 and April 30, 2022, balances of loan from a former director of SensaSure were $53,591 (SEK550,000) and $55,959 (SEK550,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $1,053 and $1,235 for year ended April 30, 2023 and April 30, 2022, respectively.

At April 30, 2023 and April 30, 2022, balances of loan from a former director of SensaSure were $29,232 (SEK300,000) and $30,523 (SEK300,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $574 and $674 for year ended April 30, 2023 and April 30, 2022, respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

(continued)

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at April 30, 2023 and 2022, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at April 30, 2022, the total accounts payable and accrued liabilities to the related party was $407,163.

For the year ended April 30, 2022, the total purchase from the related party representing the research and development and patent expenses was in amount of $165,139.

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the payable balance became current on April 30, 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At April 30, 2023, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,701 (2022 - $6,997).

At April 30, 2023, the current portion of the modified payable balance was $240,012 (2022 - $261,683) and the long term portion was $nil (2022 - $17,935).

As at April 30, 2023, the total accounts payable and accrued liabilities to the related party was $486,826.

For the year ended April 30, 2023, the total purchase from the related party representing the research and development and patent expenses was in amount of $161,922.

9.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at April 30, 2023, the Company is authorized to issue 250,000,000 (April 30, 2022 – 250,000,000) shares of common stock ($0.01 par value).

As at April 30, 2023 and 2022, the Company is authorized to issue 5,000,000 (April 30, 2021 – 5,000,000) shares of Class A preferred stock ($0.001 par value). Class A preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. When conversion is available it shall be at the discretion of the preferred shareholder. Sale of the converted shares shall not occur until sixty (60) months after a NASDAQ listing. There shall be no dividend rights assigned to the Class A preferred shares. There shall be no registration rights attached to the converted shares. Voting rights per preferred share are 1,000 common shares.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

As at April 30, 2023, the Company is authorized to issue 5,000,000 (April 30, 2022– 5,000,000) shares of Class B preferred stock ($0.001 par value). Class B preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Vested common shares may become free trading when certain conditions are met. Each consultant to be advised of their specific conditions that must be met. Voting rights per share are equal to 1,000 common votes for each preferred share.

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

At April 30, 2023, common shares issued and outstanding totaled 56,349,183 (2022 – 105,723,183) shares (Note 9 (b)).

At April 30, 2023, there were Nil Class A shares of Preferred Stock that were issued and outstanding (2022 – Nil) (Note 9 (b)).

At April 30, 2023, there were Nil Class B shares of Preferred Stock that were issued and outstanding (2022 – Nil) (Note 9 (b)).

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

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

During the year ended April 30, 2021, SensaSure issued 22,000,000 common shares to directors of the Company for director services that starts from May 1, 2021 to April 30, 2026. If a director fails to complete the term of his responsibility the unearned portion of the shares shall be returned to the treasury stock of the Company. The fair value of the shares issued, in amount of $502,614, was determined by allocating the Enterprise Equity Value on a fully-diluted basis. During the year ended April 30, 2022, three directors left the Company and the 7,931,000 unvested shares was cancelled accordingly. The fair value of the vested portion of share based compensation expenses, in the amount of $88,210, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $38,610 and additional paid in capital in amount of $49,600 respectively during the year ended April 30, 2022. During December 2022, two directors left the Company and the 8,587,000 unvested shares was cancelled accordingly. The fair value of the vested portion of share based compensation expenses, in the amount of $36,440, was amortized and recorded in general and administrative expenses as well as an increase in common stock in amount of $15,950 and additional paid in capital in amount of $20,490 respectively during the year ended April 30, 2023.

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

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

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

During the year ended April 30, 2021, SensaSure issued 31,500 Class B Preferred Stock to directors and consultants of the Company for services to be provided. The fair value of the shares issued, in amount of $502,952, was determined based on the common stock fair value and factoring in the conversion rights which are subject to performance conditions. Estimates of the timing and successful completion of the performance conditions were made by management. The fair value will be recorded as an expense as well as an increase in Class B Preferred Stock and additional paid-in capital upon satisfaction of the vesting conditions.

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

During the year ended April 30, 2022, SensaSure, via several private placements, raised proceeds of $340,900 ($0.07 per share) and issued 4,870,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $48,700 and additional paid-in capital in amount of $292,200 respectively. The subscribers entered into lock up agreement and the shareholders shall have 502,584 shares available to sell upon a trading market begins on OTC Market, 356,484 shares available to sell upon six months after a trading market begins on OTC Market, 218,663 shares available to sell upon initial listing date on the Nasdaq Market, 289,278 shares available to sell upon six months after initial listing date on the Nasdaq Market, 37,012 shares available to sell upon twelve months after initial listing date on the Nasdaq Market, 176,781 shares available to sell upon eighteen months after the initial listing date on Nasdaq Market, 304,862 shares available to sell upon twenty four months after the initial listing date on Nasdaq Market and the balance of the shareholders’ shares will be available to sell upon sixty months after the initial listing date on Nasdaq Market.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

(continued)

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

During the year ended April 30, 2022, SensaSure issued 3,080,000 common stock to a consultant of the Company for services to be provided in future including completion of certain financing projects and regulatory services. The fair value of the shares of common stock issued was determined by using the most recent private placement price at $0.07 per share. At April 30, 2022 and 2023, none of these services were rendered. Accordingly, the Company has not recognized any share based compensation expense during the year.

Share issuance and shares to be issued during the year ended April 30, 2023

During the year ended April 30, 2023, included into shares to be issued were 54,000 common stock for services provided by the directors. The fair value of the share-based compensation was in the amount of $3,780 and was determined by using the most recent private placement price at $0.07 per share. The fair value of the share-based compensation was included in the general and admirative expenses as well as a credit made in shares to be issued.

On January 31, 2022, the board of directors of the Company has discussed and approved the conversion of the classes B preferred stock to be done prior to filing an application to the OTC Markets for trading on the OTC Markets ATS. Conversion was completed on January 31, 2022 and Class B preferred stock were converted into 31,500,000 of common shares of the Company. All service conditions and lock up period applied to each of the issuances remained unchanged. As at April 30, 2023, 750,000 common shares related service conditions were met and the Company included 750,000 common shares into shares to be issued. The fair value of the share-based compensation was in the amount of $11,975. The fair value of the share-based compensation was included in the general and admirative expenses as well as a credit made in shares to be issued.

During the three months ended July 31, 2022, SensaSure acquired an additional 2,200,000 common shares of Sensa Bues AB for cash consideration of $225,641. The additional investment in Sensa Bues AB and the corresponding increase in Sensa Bues AB’ share capital was eliminated upon consolidation and had no cash flow impact.

During the three months ended January 31, 2023, the Company approved the issuance of 8,800,000 shares of the common stock to a director of the Company. The shares issued would be vested in a 24-month term with a date of commencement at December 15, 2022. During year ended April 30, 2023, 1,650,000 common shares vested and the fair value of the share-based compensation was in the amount of $115,500 and was included in the general and admirative expenses as well as a credit made in common stock in amount of 16,500 and additional paid-in capital in amount of 99,000 respectively. The fair value of the shares of common stock issued was determined by using the most recent private placement price at $0.07 per share.

During the year ended April 30, 2021, the Company issued 22,000,000 common shares to the directors. Those common shares issued were subject to a 60 months service period. The detailed accounting treatment for those issued but unvested shares are as below:

		Common shares vested			Common shares cancelled upon resignation			At year end	At year end	At year	At year end
	Common shares issued	Common shares	Common Stock	Additional paid-in Capital	Common shares	Common Stock	Additional paid-in Capital	Common shares outstanding	Common shares vested	end Common Stock	Additional paid-in Capital
	Shares	Shares	$	$	Shares	$	$	Shares	Shares	$	$
At April 30, 2021	22,000,000	-	-	-	-	-	-	22,000,000	-	-	-
Amortization of vested shares	-	3,861,000	38,610	49,600		-	-	-	3,861,000	38,610	49,600
Cancellation of common shares	-	-	-	-	(7,931,000)	-	-	(7,931,000)	-	-	-
At April 30, 2022	22,000,000	3,861,000	38,610	49,600	(7,931,000)	-	-	14,069,000	3,861,000	38,610	49,600
Amortization of vested shares	-	1,621,000.00	15,950	20,490	-	-	-	-	1,621,000	15,950	20,490
Cancellation of common shares	-	0.00	0.00	0.00	(8,587,000)	-	-	(8,587,000)	-	-	-
At April 30, 2023	22,000,000	5,482,000	54,560	70,090	(16,518,000)	-	-	5,482,000	5,482,000	54,560	70,090

At April 30, 2023, there were 2,800,000 unvested common shares that was converted from Class B shares of Preferred Stock during year ended April 30, 2022. At April 30, 2023, there were 750,000 vested and to be issued common shares that was converted from Class B shares of Preferred Stock during year ended April 30, 2022. The dollar value associated with those shares in the amount of $35,500 was not included in the common stock.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

(continued)

At April 30, 2023, there were 7,150,000 unvested common shares that was issued to the director of the Company. The dollar value associated with those unvested shares in the amount of $71,500 was not included in the common stock.

At April 30, 2023, there were 3,080,000 unvested common shares that was issued to a consultant of the Company. The dollar value associated with those unvested shares in the amount of $30,800 was not included in the common stock.

(c)	Noncontrolling interest

During the year ended April 30, 2023 and April 30, 2022, pursuant to private placements completed by Sensa Bues AB, the Company’s ownership interests and noncontrolling interests’ ownership in Sensa Bues AB changed as below:

	As At April 30, 2023	As At April 30, 2022
Ownership percentage
Common shareholders of the Company	93.53%	74%
Noncontrolling interests	6.47%	26%

	For the year ended April 30, 2023	For the year ended April 30, 2023
Net loss of Sensa Bues AB attributable to the Company	(195,634)	(334,818)
Transfer from noncontrolling interests
Increase in the Company’s accumulated deficit for Sensa Bues AB issuance of common shares to the Company and noncontrolling interests (Note 9 (b))	883,768	-
Change from net loss attributable to the Company and transfer from noncontrolling interests	(1,079,402)	(334,818)

(d)	Development reserve

In compliance with the Swedish Annual. Accounts Act (the “Act”), SensaBues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. SensaBues can transfer from the balance of development reserve to accumulated deficit those amounts to the extent of those qualified expenses that occurred in the prior year. For the year ended April 30, 2023, SensaBues transferred $59,804 from development reserve to accumulated deficits (2022 – $108,102).

10.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at April 30, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

11.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 14, 2023, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to be disclosed.