Form 10-Q
period 2023-07-31
SensaSure Technologies, Inc.
filed 2023-09-14
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

July 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

SENSASURE TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	001-41209	87-2406468
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4730 S. Fort Apache Rd., Suite 300 Las Vegas, NV	89147
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 14, 2023, 56,349,183 shares of common stock, $0.01 par value per share, were issued and outstanding.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS PERIOD

JULY 31, 2023 AND 2022

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

as of July 31, 2023 and April 30, 2023

	Note	As at July 31, 2023 (unaudited)	As at April 30, 2023 (audited)
		$	$
ASSETS
Current assets:
Cash	3 (b)	12,188	26,786
Restricted cash held in trust	3 (b)	-	172
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		13,015	12,688
Total current assets		25,203	39,646
Total assets		25,203	39,646

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities	5	118,543	105,868
Accounts payable and accrued liabilities to a related party	7(c)	483,426	486,826
Demand Loans	6	111,720	113,375
Loans from related parties	7(b)	80,957	82,823
Amount due to related parties	7(a)	347,457	312,347
Total current liabilities		1,142,103	1,101,239

Total liabilities		1,142,103	1,101,239

STOCKHOLDERS’ DEFICIECY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2023 and April 30, 2023, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2023 and April 30, 2023, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at July 31, 2023 and April 30, 2023, respectively. Issued and outstanding common shares: and 56,349,183 as at July 31, 2023 and 56,349,183 at April 30, 2023, respectively.	8	436,431	425,431
Shares to be issued (804,000 and 804,000 common shares at July 31, 2023 and April 30, 2023 respectively)	8	15,755	15,755
Additional paid-in capital		4,599,073	4,533,073
Foreign currency translation reserve		(214,484)	(231,505)
Accumulated deficit		(6,176,077)	(6,027,209)
Total deficit attributable to equity holders of the Company		(1,339,302)	(1,284,455)
Total equity attributable to non-controlling interests		41,601	42,061
Development reserve	8 (d)	180,801	180,801
Total deficit		(1,116,900)	(1,061,593)
Total liabilities and stockholders’ deficiency		25,203	39,646

Reverse Recapitalization (Note 1)

Contingencies (Note 9)

Subsequent events (Note 10)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

	Note	Three Months Ended July 31, 2023 (unaudited)	Three Months Ended July 31, 2022 (unaudited)
		$	$
Revenue	3 (a)	335	3,734

Expenses
General and administrative expense	8 (b)	(141,885)	(181,268)
Research and development expense	3 (f), 7	(6,914)	-
TOTAL OPERATING EXPENSES		(148,799)	(181,268)

Interest expenses, net	6, 7	(2,041)	(2,137)
NET LOSS BEFORE INCOME TAXES		(150,505)	(179,671)
Income taxes		-	-
NET LOSS		(150,505)	(179,671)
Less: net loss attributable to non-controlling interests		1,637	1,520
Net loss attributable to the Company		(148,868)	(178,151)

Basic and diluted loss per share		(0.003)	(0.002)

Weighted average number of common shares outstanding		56,349,183	105,723,183

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended July 31, 2023 (unaudited)	Three Months Ended July 31, 2022 (unaudited)
	$	$
Net loss for the period	(150,505)	(179,671)
Foreign currency translation adjustments	18,198	12,352
Total comprehensive loss for the period	(132,307)	(167,319)

Attributable to:
Net loss attributable to the Company	(148,868)	(178,151)
Foreign currency translation adjustments attributable to the Company	17,021	11,554
Net loss attributable to non-controlling interests	(1,637)	(1,520)
Foreign currency translation adjustments attributable to non-controlling interests	1,177	798
	(132,307)	(167,319)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	Total deficit attributable to equity holders of the Company	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2023 (audited)		56,349,183	425,431	-	-	-	-	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	66,000	-	-	77,000	-	-	77,000
Loss for the period		-	-	-	-	-	-	-	-	-	-	(148,868)	(148,868)	(1,637)	-	(150,505)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	17,021	-	17,021	1,177	-	18,198
Balance at July 31, 2023 (unaudited)		56,349,183	436,431	-	-	-	-	804,000	15,755	4,599,073	(214,484)	(6,176,077)	(1,339,302)	41,601	180,801	(1,116,900)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	Total deficit attributable to equity holders of the Company	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2022 (audited)		105,723,183	609,351	-	-	-	-	-	-	4,197,213	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	6,380	-	-	-	-	-	-	8,196	-	-	14,576	-	-	14,576
Loss for the period		-	-	-	-	-	-	-	-	-	-	(178,151)	(178,151)	(1,520)	-	(179,671)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	11,554	-	11,554	798	-	12,352
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at July 31, 2022 (unaudited)		105,723,183	615,731	-	-	-	-	-	-	4,205,409	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

	Note	Three Months Ended July 31, 2023 (unaudited)	Three Months Ended July 31, 2022 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(150,505)	(179,671)
Adjustments for:
Amortization of vested shares	8(b)	77,000	14,576
Changes in:
Accounts receivable		-	(1,451)
Prepayments and other receivables		(619)	1,478
Accounts payable and accrued liabilities to third parties and a related party		13,397	(13,051)
Amounts due to related parties		42,876	39,738
Long term payable to a related party		-	(17,443)
Net cash used in operating activities		(17,851)	(155,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary issuance of shares to noncontrolling interests	8(b)	-	45
Net cash provided by financing activities		-	45

Effect of exchange rate changes on cash and restricted cash held in trust		3,081	(4,080)
Net increase (decrease) in cash and restricted cash held in trust		(14,770)	(159,859)
Cash and restricted cash held in truest at the beginning of the period		26,958	437,177
Cash and restricted cash held in trust at the end of the period		12,188	277,318

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

On July 31, 2023, the Company owned 93.53% (93.53% - April 30, 2023) of the total issued and outstanding common shares in Sensa Bues. On July 31, 2022, the Company owned 93.53% (74% - April 30, 2022) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

2.	BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

(a)	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended April 30, 2023 and 2022 and their accompanying notes.

The accompanying unaudited condensed interim consolidated financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. The Company’s fiscal year-end is April 30.

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its less than wholly owned subsidiary, Sensa Bues AB. Intercompany accounts and transactions have been eliminated.

Certain prior quarter amounts have been reclassified for consistency with the current period presentation. These reclassifications has no effect on the reported results of the operations or cash flows.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at July 31, 2023 and April 30, 2023, had an accumulated deficit of $6,176,077 and $6,027,209 respectively, a working capital deficiency of $1,116,900 and $1,061,593 respectively. The Company, during year ended April 30, 2022 and April 30, 2021, through several private placements, raised $368,200 and $893,014 respectively (Note 8 (b)). The Company, during year ended April 30, 2023, obtained working capital loans from related parties in the amount of $39,979. On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments, the payable balance became current on April 30, 2023 (Note 7 (c)).

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

During the past several years, as a result of COVID-19 infections having been reported throughout both the United States and Sweden, certain national, provincial, state and local governmental issued proclamations and/or directives aimed at minimizing the spread of COVID-19. Due to the disruption of the COVID-19 crisis, the Company’s business activities might be subject to certain level of adverse impact. At the date of approval of these unaudited condensed interim consolidated financial statements, it is still not possible to reliably estimate the effect of these developments as well as the impact on the financial results and condition of the Company in future periods. Management is monitoring these developments on the Company’s operations and is taking all steps to ensure that employees are following all public health and safety protocols.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Revenue recognition

The Company sells devices with collection mechanism for biological samples based upon exhaled breath. Revenue comprises devices delivered to the Company's customers.

In accordance with ASC 606 - Revenue from Contracts with Customers, the Company recognizes revenue upon the transfer of goods to a customer at an amount that reflects the expected consideration to be received in exchange for those goods. The Company accounts for a customer contract when the rights of the parties, including the payment terms, are identified, the contract has commercial substance, collection of consideration is probable, and the contract has been signed and agreed to by both parties. Revenue is recognized when performance obligations are satisfied by transferring control or economic benefit of the goods to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for its goods.

The principles in ASC 606 are applied using the following five steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligation(s) in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligation(s) in the contract; and

5.	Recognize revenue when (or as) the performance obligation(s) are satisfied.

(b)	Cash and restricted cash held in trust

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and shareholder loans financing completed by the Company during years ended April 30, 2021, 2022, 2023 and quarter ended July 31, 2023 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

The functional currency of the Company’s Swedish-based subsidiary is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of These unaudited condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at July 31, 2023, April 30, 2023 and July 31, 2022.

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

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 common shares subscribed, issued 11,780,000 common shares. The proceeds received was reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable and shares to be issued in amount of $27,300 at April 30, 2021. The number of shares to be issued was 420,000. During the year ended April 30, 2022, the Company received the subscription proceeds and issued 420,000 common shares accordingly (Note 8 (b)).

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(continued)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	As of
	July 31, 2023	April 30, 2023
Accounts payable	$55,043	$53,868
Accrued liabilities	63,500	52,000
	$118,543	$105,868

6.	DEMAND LOANS

At July 31, 2023 and April 30, 2023, the Company had balances in unsecured demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $27,906 (SEK 293,000) and $28,550 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the three months ended July 31, 2023 and 2022, interest expense was $1,384 and $1,359, respectively.

At July 31, 2023 and April 30, 2023, the Company had balances in unsecured demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $43,835 (SEK 460,247) and $44,846 (SEK 460,247), respectively. The loans had an interest rate of 2% per annum. For the three months ended July 31, 2023 and 2022, interest expense was $217 and $221, respectively.

At July 31, 2023, the Company had balance in demand loan in the amount of $39,979 from several shareholders (April 30, 2023 - $39,979). Those loans are unsecured, non-interest bearing and due on demand.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(continued)

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At July 31, 2023 and April 30, 2023, salary payable to the former CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $347,457 and $312,347, respectively.

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

At July 31, 2023 and April 30, 2023, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

At July 31, 2023 and April 30, 2023, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

(b)	Loans from related parties

At July 31, 2023 and April 30, 2023, balances of loan from a former director of SensaSure were $52,384 (SEK550,000) and $53,591 (SEK550,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $260 and $294 for three months ended July 31, 2023 and 2022, respectively.

At July 31, 2023 and April 30, 2023, balances of loan from a former director of SensaSure were $28,573 (SEK300,000) and $29,232 (SEK300,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $142 and $165 for three months ended July 31, 2023 and 2022, respectively.

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at July 31, 2023 and 2022, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at July 31, 2023, the total accounts payable and accrued liabilities to the related party was $483,426 (April 30, 2023 - $486,826).

For the three months ended July 31, 2023, the total purchase from the related party representing the research and development and patent expenses was in amount of $6,914 (July 31, 2022 - $Nil).

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the payable balance became current on April 30, 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At July 31, 2023, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,701 (April 30, 2023 - $6,701).

At July 31, 2023, the current portion of the modified payable balance was $239,053 (April 30, 2023 - $240,012) and the long term portion was $nil (April 30, 2023 - $Nil).

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

At July 31, 2023, common shares issued and outstanding totaled 56,349,183 (April 30, 2023 – 56,349,183) shares (Note 8 (b)).

At July 31, 2023, there were Nil Class A shares of Preferred Stock that were issued and outstanding (April 30, 2023 – Nil) (Note 8 (b)).

At July 31, 2023, there were Nil Class B shares of Preferred Stock that were issued and outstanding (April 30, 2023 – Nil) (Note 8 (b)).

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

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(continued)

During the year ended April 30, 2021, Sensa Bues AB, via several private placements for proceeds of $27,671, issued 93,032 common shares to noncontrolling interests (Note 8 (c)). The proceeds were reflected as an increase of $27,671 in noncontrolling interests.

During the year ended April 30, 2021, SensaSure acquired an additional 267,296 common shares (Note 8 (c)) of Sensa Bues AB for cash consideration of $80,800. The additional investment in Sensa Bues AB and the corresponding increase in Sensa Bues AB’ share capital was eliminated upon consolidation and had no cash flow impact.

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

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

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

During the three months ended January 31, 2023, the Company approved the issuance of 8,800,000 shares of the common stock to a director of the Company. The shares issued would be vested in a 24-month term with a date of commencement at December 15, 2022. During year ended April 30, 2023, 1,650,000 common shares vested and the fair value of the share-based compensation was in the amount of $115,500 and was included in the general and admirative expenses as well as a credit made in common stock in amount of 16,500 and additional paid-in capital in amount of 99,000 respectively. The fair value of the shares of common stock issued was determined by using the most recent private placement price at $0.07 per share. For three months ended July 31, 2022, there were 1,100,000 number of shares vested and the Company recorded $11,000 and $66,000 into common stock and additional paid-in capital respectively.

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

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

(continued)

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

For three months ended July 31, 2022, there were 638,000 number of shares vested and the Company recorded $6,380 and $8,196 into common stock and additional paid-in capital respectively.

At July 31, 2023 and April 30, 2023, there were 605,0000 and 7,150,000 unvested common shares that was issued to the director of the Company respectively. The dollar value associated with those unvested shares in the amount of $60,500 (April 30, 2023 - $71,500) was not included in the common stock.

At July 31, 2023 and April 30, 2023, there were 3,080,000 unvested common shares that was issued to a consultant of the Company. The dollar value associated with those unvested shares in the amount of $30,800 was not included in the common stock.

(c)	Noncontrolling interest

During the three months ended July 31, 2023 and 2022, pursuant to private placements completed by Sensa Bues AB, the Company’s ownership interests and noncontrolling interests’ ownership in Sensa Bues AB changed as below:

	As At	As At	As At	As At
	July 31,	April 30,	July 31,	April 30,
	2023	2023	2022	2022
	(%)	(%)	(%)	(%)
Ownership percentage
Common shareholders of the Company	93.53	93.53	93.53	74.00
Noncontrolling interests	6.47	6.47	6.47	26.00

	For the quarter	For the quarter
	ended	ended
	July 31,	July 31,
	2023	2022
	$	$
Transfer from noncontrolling interests
Increase in the Company’s accumulated deficit for Sensa Bues AB issuance of common shares to the Company and noncontrolling interests (Note 8 (b))	-	(883,768)
Change from net loss attributable to the Company and transfer from noncontrolling interests	-	(883,768)

(d)	Development reserve

In compliance with the Swedish Annual. Accounts Act (the “Act”), SensaBues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. SensaBues can transfer from the balance of development reserve to accumulated deficit those amounts to the extent of those qualified expenses that occurred in the prior year. For the year ended April 30, 2023, SensaBues transferred $59,804 from development reserve to accumulated deficits (2022 – $108,102). For the three months ended July 31, 2023, SensaBues transferred $Nil from development reserve to accumulated deficits

9.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at July 31, 2023 and April 30, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 14, 2023, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to be disclosed.

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and shareholder loans financing completed by the Company during years ended April 30, 2021, 2022, 2023 and quarter ended July 31, 2023 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

The functional currency of the Company’s Swedish-based subsidiary is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of these unaudited condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at July 31, 2023, April 30, 2023 and July 31, 2022.

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

Results of Operations

Consolidated Financial Position

As of July 31, 2023 we have Total Assets of $25,203 compared to $39,646 at April 30, 2023. The decrease of $14,443 during the three month period is due primarily to the decrease in our cash and restricted cash held in trust. Our Total Assets consist of Current Assets only.

Our Current Liabilities as of July 31, 2023 are $1,142,103 compared to $1,101,239 at April 30, 2023. The increase in our current liabilities of $40,864 is mainly attributed to increase in amount due to related parties (see note 7 of unaudited interim condensed consolidated financial statements). We have no long term liabilities at July 31, 2023 and April 30, 2023. Our total liabilities as of July 31, 2023 is $1,142,103 compared to $1,101,239 as of April 30, 2023.

Management believes that it will need to raise additional capital to commercialize, market and manufacture products to generate revenue. The following table is from our unaudited condensed interim balance sheet as of July 31, 2023.

	Note	As at July 31, 2023 (unaudited)	As at April 30, 2023 (audited)
		$	$
ASSETS
Current assets:
Cash	3 (b)	12,188	26,786
Restricted cash held in trust	3 (b)	-	172
Subscription receivable	4, 8 (b)	-	-
Prepayments and other receivables		13,015	12,688
Total current assets		25,203	39,646
Total assets		25,203	39,646

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities	5	118,543	105,868
Accounts payable and accrued liabilities to a related party	7(c)	483,426	486,826
Demand Loans	6	111,720	113,375
Loans from related parties	7(b)	80,957	82,823
Amount due to related parties	7(a)	347,457	312,347
Total current liabilities		1,142,103	1,101,239

Total liabilities		1,142,103	1,101,239

STOCKHOLDERS’ DEFICIECY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2023 and April 30, 2023, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at July 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at July 31, 2023 and April 30, 2023, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at July 31, 2023 and April 30, 2023, respectively. Issued and outstanding common shares: and 56,349,183 as at July 31, 2023 and 56,349,183 at April 30, 2023, respectively.	8	436,431	425,431
Shares to be issued (804,000 and 804,000 common shares at July 31, 2023 and April 30, 2023 respectively)	8	15,755	15,755
Additional paid-in capital		4,599,073	4,533,073
Foreign currency translation reserve		(214,484)	(231,505)
Accumulated deficit		(6,176,077)	(6,027,209)
Total deficit attributable to equity holders of the Company		(1,339,302)	(1,284,455)
Total equity attributable to non-controlling interests		41,601	42,061
Development reserve	8 (d)	180,801	180,801
Total deficit		(1,116,900)	(1,061,593)
Total liabilities and stockholders’ deficiency		25,203	39,646

Consolidated Results of Operations

Comparative Results for the Three Months Ended July 31, 2023 and 2022

The Company had revenue from sales for the three months period ended July 31, 2023 of $335. The loss per share, both basic and diluted, was $0.003 (July 31, 2022 – $0.002). This was anticipated by the Company since the efforts of the Company have been focused on commercialization of the technologies and maintaining operations.

For the three months period ended July 31, 2023 we had a revenue of $335 which is an decrease in revenue from the same period ended July 31, 2022 of $3,734. Management believes it is important to participate in the commercialization process that are currently ongoing.

Our total general administrative expenses and research and development expenses have decreased and was in the amount of $141,885 (July 31, 2022 - $181,268). The reduction in costs is largely due to savings in legal and other overhead expenses.

The following provides the details for the results of our operations for the periods ended July 31, 2023 and 2022.

	Note	Three Months Ended July 31, 2023 (unaudited)	Three Months Ended July 31, 2022 (unaudited)
		$	$
Revenue	3 (a)	335	3,734

Expenses
General and administrative expense	8 (b)	(141,885)	(181,268)
Research and development expense	3 (f), 7	(6,914)	-
TOTAL OPERATING EXPENSES		(148,799)	(181,268)

Interest expenses, net	6, 7	(2,041)	(2,137)
NET LOSS BEFORE INCOME TAXES		(150,505)	(179,671)
Income taxes		-	-
NET LOSS		(150,505)	(179,671)
Less: net loss attributable to non-controlling interests		1,637	1,520
Net loss attributable to the Company		(148,868)	(178,151)

Basic and diluted loss per share		(0.003)	(0.002)

Weighted average number of common shares outstanding		56,349,183	105,723,183

The condensed interim consolidated statements of comprehensive loss for the three months ended July 31, 2023 over 2022 in the table below reflect the total comprehensive loss for the period and the amount attributable to common shareholders and non- controlling interests.

	Three Months Ended July 31, 2023 (unaudited)	Three Months Ended July 31, 2022 (unaudited)
	$	$
Net loss for the period	(150,505)	(179,671)
Foreign currency translation adjustments	18,198	12,352
Total comprehensive loss for the period	(132,307)	(167,319)

Attributable to:
Net loss attributable to the Company	(148,868)	(178,151)
Foreign currency translation adjustments attributable to the Company	17,021	11,554
Net loss attributable to non-controlling interests	(1,637)	(1,520)
Foreign currency translation adjustments attributable to non-controlling interests	1,177	798
	(132,307)	(167,319)

At July 31, 2023 we have a total of 56,349,183 shares of common stock outstanding.

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	Total deficit attributable to equity holders of the Company	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2023 (audited)		56,349,183	425,431	-	-	-	-	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	66,000	-	-	77,000	-	-	77,000
Loss for the period		-	-	-	-	-	-	-	-	-	-	(148,868)	(148,868)	(1,637)	-	(150,505)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	17,021	-	17,021	1,177	-	18,198
Balance at July 31, 2023 (unaudited)		56,349,183	436,431	-	-	-	-	804,000	15,755	4,599,073	(214,484)	(6,176,077)	(1,339,302)	41,601	180,801	(1,116,900)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	Total deficit attributable to equity holders of the Company	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2022 (audited)		105,723,183	609,351	-	-	-	-	-	-	4,197,213	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	6,380	-	-	-	-	-	-	8,196	-	-	14,576	-	-	14,576
Loss for the period		-	-	-	-	-	-	-	-	-	-	(178,151)	(178,151)	(1,520)	-	(179,671)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	11,554	-	11,554	798	-	12,352
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at July 31, 2022 (unaudited)		105,723,183	615,731	-	-	-	-	-	-	4,205,409	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)

Management believes that it will be necessary to sell additional shares to have the funds necessary to continue to pay the legal and accounting fees as the Company continues the process to have its shares trading in a public market. In addition, we may use additional shares to attract contractors in the manufacturing and shipping sectors as we bring our product to the market in Europe.

Liquidity and Capital Resources

Our cash flows used in operating activities for the three month period ended July 31, 2023 compared to the same period in 2022 reflects a   decrease of $137,973 net cash used in operating activities. Our net cash provided by financing activities reflects a decrease of $45 for the three month period ended July 31, 2023 compared to the same period in 2022. Cash and restricted cash held in trust at the beginning of the period ended July 31, 2023 was $26,958 compared to $437,177 Cash and restricted cash held in trust at the beginning of the same period in 2022. Cash and restricted cash held in trust at the end of the period ended July 31, 2023   was $12,188 compared to $277,318 Cash and restricted cash held in trust at the end of the same period in 2022.

We believe that it will be necessary to raise additional cash to commence manufacturing and distribution of our product when we have had our partners complete their studies. The table below provides the unaudited condensed interim consolidated statements of cash flows for the three months ended July 31, 2023 and 2022.

	Note	Three Months Ended July 31, 2023 (unaudited)	Three Months Ended July 31, 2022 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(150,505)	(179,671)
Adjustments for:
Amortization of vested shares	8(b)	77,000	14,576
Changes in:
Accounts receivable		-	(1,451)
Prepayments and other receivables		(619)	1,478
Accounts payable and accrued liabilities to third parties and a related party		13,397	(13,051)
Amounts due to related parties		42,876	39,738
Long term payable to a related party		-	(17,443)
Net cash used in operating activities		(17,851)	(155,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary issuance of shares to noncontrolling interests	8(b)	-	45
Net cash provided by financing activities		-	45

Effect of exchange rate changes on cash and restricted cash held in trust		3,081	(4,080)
Net increase (decrease) in cash and restricted cash held in trust		(14,770)	(159,859)
Cash and restricted cash held in truest at the beginning of the period		26,958	437,177
Cash and restricted cash held in trust at the end of the period		12,188	277,318

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three month period ended July 31, 2023, we have made no material changes or additions with regard to such estimates and judgments.

Off-Balance Sheet Arrangements

As of July 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 10-K report filed with the SEC on August 14, 2023. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of the Securities of the Company for the financial reporting that occurred during the fiscal quarter ended July 31, 2023, covered by this Quarterly Report on Form 10-Q.

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

SENSASURE TECHNOLOGIES, INC.
(Registrant)

By:	/S/ CLARENCE CHAN	By:	/S/ CLARENCE CHAN
	Clarence Chan		Clarence Chan
	Chief Executive Officer		Acting Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	Sept 14, 2023	Date:	Sept 14, 2023