Form 10-Q
period 2023-10-31
SensaSure Technologies, Inc.
filed 2023-12-18
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2023

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

As of December 15, 2023, 56,349,183 shares of common stock, $0.01 par value per share, were issued and outstanding.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS PERIOD

OCTOBER 31, 2023 AND 2022

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

as of October 31, 2023 and April 30, 2023

	Note	As at October 31, 2023 (unaudited)	As at April 30, 2023 (audited)
		$	$
ASSETS
Current assets:
Cash	3(b)	3,135	26,786
Restricted cash held in trust	3(b)	-	172
Accounts receivable		788	-
Subscription receivable	4,8(b)	-	-
Prepayments and other receivables		11,435	12,688
Total current assets		15,358	39,646
Total assets		15,358	39,646

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities	5	109,579	105,868
Accounts payable and accrued liabilities to a related party	7(c)	470,445	486,826
Demand Loans	6	137,694	113,375
Loans from related parties	7(b)	76,074	82,823
Amount due to related parties	7(a)	371,736	312,347
Total current liabilities		1,165,528	1,101,239

Total liabilities		1,165,528	1,101,239

STOCKHOLDERS’ DEFICIECY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2023 and April 30, 2023, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2023 and April 30, 2023, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding common shares: and 56,349,183 as at October 31, 2023 and 56,349,183 at April 30, 2023, respectively.	8	447,431	425,431
Shares to be issued (804,000 and 804,000 common shares at October, 2023 and April 30, 2023 respectively)	8	15,755	15,755
Additional paid-in capital		4,665,073	4,533,073
Foreign currency translation reserve		(170,131)	(231,505)
Accumulated deficit		(6,334,768)	(6,027,209)
Total deficit attributable to equity holders of the Company		(1,376,640)	(1,284,455)
Total equity attributable to non-controlling interests		45,669	42,061
Development reserve	8(d)	180,801	180,801
Total deficit		(1,150,170)	(1,061,593)
Total liabilities and stockholders’ deficiency		15,358	39,646

Reverse Recapitalization (Note 1)

Contingencies (Note 9)

Subsequent events (Note 10)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

	Note	Three Months Ended October 31, 2023 (unaudited)	Three Months Ended October 31, 2022 (unaudited)	Six Months Ended October 31, 2023 (unaudited)	Six Months Ended October 31, 2022 (unaudited)
		$	$	$	$

Revenue	3(a)	811	680	1,146	4,414

Expenses
General and administrative expense	8(b)	(154,467)	(132,641)	(296,352)	(313,909)
Research and development expense	3(f),7	(3,231)	(19,421)	(10,145)	(19,421)
TOTAL OPERATING EXPENSES		(157,698)	(152,062)	(306,497)	(333,330)

Interest expenses, net	6,7	(1,968)	(1,995)	(4,009)	(4,132)
Other income (expenses), net
NET LOSS BEFORE INCOME TAXES		(158,855)	(153,377)	(309,360)	(333,048)
Income taxes
NET LOSS		(158,855)	(153,377)	(309,360)	(333,048)
Less: net loss attributable to non-controlling interests		164	4,277	1,801	5,797
Net loss attributable to the Company		(158,691)	(149,100)	(307,559)	(327,251)

Basic and diluted loss per share		(0.003)	(0.001)	(0.005)	(0.003)

Weighted average number of common shares outstanding		56,349,183	105,723,183	56,349,183	105,723,183

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended October 31, 2023 (unaudited)	Three Months Ended October 31, 2022 (unaudited)	Six Months Ended October 31, 2023 (unaudited)	Six Months Ended October 31, 2022 (unaudited)
	$	$	$	$

Net loss for the period	(158,855)	(153,377)	(309,360)	(333,048)
Foreign currency translation adjustments	48,585	61,005	66,783	73,357
Total comprehensive loss for the period	(110,270)	(92,372)	(242,577)	(259,691)

Attributable to:
Net loss attributable to the Company	(158,691)	(149,100)	(307,559)	(327,251)
Foreign currency translation adjustments attributable to the Company	44,353	57,058	61,374	68,612
Net loss attributable to non-controlling interests	(164)	(4,277)	(1,801)	(5,797)
Foreign currency translation adjustments attributable to non-controlling interests	4,232	3,947	5,409	4,745
	(110,270)	(92,372)	(242,577)	(259,691)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at July 31, 2023 (unaudited)		56,349,183	436,431	-	-	-	-	804,000	15,755	4,599,073	(214,484)	(6,176,077)	(1,339,302)	41,601	180,801	(1,116,900)
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	66,000	-	-	77,000	-	-	77,000
Loss for the period		-	-	-	-	-	-	-	-	-	-	(158,691)	(158,691)	(164)	-	(158,855)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	44,353	-	44,353	4,232	-	48,585
Balance at October 31, 2023 (unaudited)		56,349,183	447,431	-	-	-	-	804,000	15,755	4,665,073	(170,131)	(6,334,768)	(1,376,640)	45,669	180,801	(1,150,170)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at July 31, 2022 (unaudited)		105,723,183	615,731	-	-	-	-	-	-	4,205,409	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)
Amortization of vested shares	8	-	6,380	-	-	-	-	-	-	8,196	-	-	14,576	-	-	14,576
Issuance of common shares for service	8	-	-	-	-	-	-	36,000	2,520	-	-	-	2,520	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(149,100)	(149,100)	(4,277)	-	(153,377)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	57,058	-	57,058	3,947	-	61,005
Balance at October 31, 2022 (unaudited)		105,723,183	622,111	-	-	-	-	36,000	2,520	4,213,605	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2023 (audited)		56,349,183	425,431	-	-	-	-	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)
Amortization of vested shares	8	-	22,000	-	-	-	-	-	-	132,000	-	-	154,000	-	-	154,000
Loss for the period		-	-	-	-	-	-	-	-	-	-	(307,559)	(307,559)	(1,801)	-	(309,360)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	61,374	-	61,374	5,409	-	66,783
Balance at October 31, 2023 (unaudited)		56,349,183	447,431	-	-	-	-	804,000	15,755	4,665,073	(170,131)	(6,334,768)	(1,376,640)	45,669	180,801	(1,150,170)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity (Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	609,351	-	-	-	-	-	-	4,197,213	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	12,760	-	-	-	-	-	-	16,392	-	-	29,152	-	-	29,152
Issuance of common shares for service	8	-	-	-	-	-	-	36,000	2,520	-	-	-	2,520.00	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(327,251)	(327,251)	(5,797)	-	(333,048)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	68,612	-	68,612	4,745	-	73,357
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at October 31, 2022 (unaudited)		105,723,183	622,111	-	-	-	-	36,000	2,520	4,213,605	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(In U.S. Dollars, except share data or otherwise stated)

		Six Months	Six Months
		Ended	Ended
		October 31,	October 31,
		2023	2022
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(309,360)	(333,048)
Adjustments for:
Amortization of vested shares	8(b)	154,000	29,152
Issuance of shares for services	8(b)	-	2,520
Changes in:
Accounts receivable		(788)	(2,089)
Prepayments and other receivables		1,253	(1,750)
Accounts payable and accrued liabilities to third parties and a related party		(12,670)	(43,363)
Amounts due to related parties		59,389	51,544
Long term payable to a related party		-	(17,935)
Net cash used in operating activities		(108,176)	(314,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary issuance of shares to noncontrolling interests		-	45
Proceeds from related party loans		70,279	-
Net cash provided by financing activities		70,279	45

Effect of exchange rate changes on cash and restricted cash held in trust		14,074	26,387
Net decrease in cash and restricted cash held in trust		(23,823)	(288,537)
Cash and restricted cash held in trust at the beginning of period		26,958	437,177
Cash and restricted cash held in trust at the end of period		3,135	148,640

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

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

During the six months ended October 31, 2022, the Company increased its ownership interest in Sensa Bues AB pursuant to private placements completed by Sensa Bues where 2,200,000 common shares and 440 common shares were issued to the Company and noncontrolling interests respectively. (Note 8 (b)).

On October 31, 2023, the Company owned 93.53% (93.53% - April 30, 2023) of the total issued and outstanding common shares in Sensa Bues. On October 31, 2022, the Company owned 93.53% (74% - April 30, 2022) of the total issued and outstanding common shares in Sensa Bues AB (Note 8 (c)).

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

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

The Company is in the early stages of commercializing its product and in the process of its initial public offering. It is concurrently in development mode, operating research and development programs in order to develop an ecosystem of technologies and commercialize other proposed products. The Company has incurred recurring losses from operations, and as at October 31, 2023 and April 30, 2023, had an accumulated deficit of $6,334,768 and $6,027,209 respectively, a working capital deficiency of $1,150,170 and $1,061,593 respectively. The Company, during year ended April 30, 2022 and April 30, 2021, through several private placements, raised $368,200 and $893,014 respectively (Note 8 (b)). The Company, during year ended April 30, 2023, obtained working capital loans from related parties in the amount of $39,979. On March 30, 2021, Sensa Bues AB, through an agreement with a vendor that is controlled by a then-director of Sensa Bues AB, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments, the payable balance became current on April 30, 2023 (Note 7 (c)).

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Revenue recognition

The Company sells devices with collection mechanism for biological samples based upon exhaled breath. Revenue comprises devices delivered to the Company’s customers.

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and shareholder loans financing completed by the Company during years ended April 30, 2021, 2022, 2023 and quarter ended October 31, 2023 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at October 31, 2023, April 30, 2023 and October 31, 2022.

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	As of
	October 31, 2023	April 30, 2023
Accounts payable	$46,079	$53,868
Accrued liabilities	63,500	52,000
	$109,579	$105,868

6.	DEMAND LOANS

At October 31, 2023 and April 30, 2023, the Company had balances in unsecured demand loans from several noncontrolling interests in Sensa Bues AB and a shareholder totaling $26,223 (SEK 293,000) and $28,550 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the six months ended October 31, 2023 and 2022, interest expense was $2,719 and $2,802, respectively.

At October 31, 2023 and April 30, 2023, the Company had balances in unsecured demand loans from a party who has a noncontrolling interests in Sensa Bues AB of $41,192 (SEK 460,247) and $44,846 (SEK 460,247), respectively. The loans had an interest rate of 2% per annum. For the six months ended October 31, 2023 and 2022 , interest expense was $427 and $440, respectively.

At October 31, 2023, the Company had balance in demand loan in the amount of $70,279 from several shareholders (April 30, 2023 - $39,979). Those loans are unsecured, non-interest bearing and due on demand.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(continued)

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At October 31, 2023 and April 30, 2023, salary payable to the former CEO of the Company who is also a director of Sensa Bues AB included in amounts due to related parties was $371,736 and $312,347, respectively.

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

At October 31, 2023 and April 30, 2023, expenses paid on behalf of the Company by two former directors of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

At October 31, 2023 and April 30, 2023, amounts payable to a former director of Sensa Bues AB included in amounts due to related parties was $nil and $ nil, respectively.

(b)	Loans from related parties

At October 31, 2023 and April 30, 2023, balances of loan from a former director of SensaSure were $49,224 (SEK550,000) and $53,591 (SEK550,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $510 and $568 for six months ended October 31, 2023 and 2022, respectively.

At October 31, 2023 and April 30, 2023, balances of loan from a former director of SensaSure were $26,850 (SEK300,000) and $29,232 (SEK300,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $278 and $319 for six months ended October 31, 2023 and 2022, respectively.

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensa Bues AB.

As at October 31, 2023 and 2022, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at October 31, 2023, the total accounts payable and accrued liabilities to the related party was $470,445 (April 30, 2023 - $486,826).

For the six months ended October 31, 2023, the total purchase from the related party representing the research and development and patent expenses was in amount of $10,145 (October 31, 2022 - $19,421).

On March 30, 2021, Sensa Bues AB, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the payable balance became current on April 30, 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At October 31, 2023, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $6,701 (April 30, 2023 - $6,701).

At October 31, 2023, the current portion of the modified payable balance was $232,458 (April 30, 2023 - $240,012) and the long term portion was $nil (Aril 30, 2023 - $Nil).

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(continued)

8.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

At   October 31, 2023, the Company is authorized to issue 250,000,000 (April 30, 2023 – 250,000,000) shares of common stock ($0.01 par value).

At   October 31, 2023 and 2022, the Company is authorized to issue 5,000,000 (April 30, 2023 – 5,000,000) shares of Class A preferred stock ($0.001 par value). Class A preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. When conversion is available it shall be at the discretion of the preferred shareholder. Sale of the converted shares shall not occur until sixty (60) months after a NASDAQ listing. There shall be no dividend rights assigned to the Class A preferred shares. There shall be no registration rights attached to the converted shares. Voting rights per preferred share are 1,000 common shares.

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

At   October 31, 2023, the Company is authorized to issue 5,000,000 (April 30, 2023– 5,000,000) shares of Class B preferred stock ($0.001 par value). Class B preferred stock has a conversion rate of 1 to 1,000 common shares and such conversion can occur subject to various performance condition, service conditions and lock up period that will vary for each of the issuances. There shall be no dividend rights assigned to the Class B preferred shares. There shall be no registration rights attached to the converted shares. Vested common shares may become free trading when certain conditions are met. Each consultant to be advised of their specific conditions that must be met. Voting rights per share are equal to 1,000 common votes for each preferred share.

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

At October 31, 2023, common shares issued and outstanding totaled 56,349,183 (April 30, 2023 – 56,349,183) shares (Note 8 (b)).

At October 31, 2023, there were Nil Class A shares of Preferred Stock that were issued and outstanding (April 30, 2023 – Nil) (Note 8 (b)).

At October 31, 2023, there were Nil Class B shares of Preferred Stock that were issued and outstanding (April 30, 2023 – Nil) (Note 8 (b)).

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

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

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(continued)

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

During the three months ended January 31, 2023, the Company approved the issuance of 8,800,000 shares of the common stock to a director of the Company. The shares issued would be vested in a 24-month term with a date of commencement at December 15, 2022. During year ended April 30, 2023, 1,650,000 common shares vested and the fair value of the share-based compensation was in the amount of $115,500 and was included in the general and admirative expenses as well as a credit made in common stock in amount of 16,500 and additional paid-in capital in amount of 99,000 respectively. The fair value of the shares of common stock issued was determined by using the most recent private placement price at $0.07 per share. For six months ended October 31, 2023, there were 2,200,000 number of shares vested and the Company recorded $22,000 and $132,000 into common stock and additional paid-in capital respectively.

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

For six months ended October 31, 2022, there were 1,276,000 number of shares vested and the Company recorded $12,760 and $16,392 into common stock and additional paid-in capital respectively.

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(continued)

At October 31, 2023 and April 30, 2023, there were 4,950,000 and 7,150,000 unvested common shares that was issued to the director of the Company respectively. The dollar value associated with those unvested shares in the amount of $49,500 (April 30, 2023 - $71,500) was not included in the common stock.

At October 31, 2023 and April 30, 2023, there were 3,080,000 unvested common shares that was issued to a consultant of the Company. The dollar value associated with those unvested shares in the amount of $30,800 was not included in the common stock.

(c)	Noncontrolling interest

During the six months ended October 31, 2023 and 2022, pursuant to private placements completed by Sensa Bues AB, the Company’s ownership interests and noncontrolling interests’ ownership in Sensa Bues AB changed as below:

	As At	As At	As At	As At
	October 31,	April 30,	October 31,	April 30,
	2023	2023	2022	2022
	(%)	(%)	(%)	(%)
Ownership percentage
Common shareholders of the Company	93.53	93.53	93.53	74.00
Noncontrolling interests	6.47	6.47	6.47	26.00

	For the quarter	For the quarter
	ended	ended
	October 31,	October 31,
	2023	2022
	$	$
Transfer from noncontrolling interests
Increase in the Company’s accumulated deficit for Sensa Bues AB issuance of common shares to the Company and noncontrolling interests (Note 8 (b))	-	(883,768)
Change from net loss attributable to the Company and transfer from noncontrolling interests	-	(883,768)

(d)	Development reserve

In compliance with the Swedish Annual. Accounts Act (the “Act”), SensaBues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. SensaBues can transfer from the balance of development reserve to accumulated deficit those amounts to the extent of those qualified expenses that occurred in the prior year. For the year ended April 30, 2023, SensaBues transferred $59,804 from development reserve to accumulated deficits (2022 – $108,102). For the six months ended October 31, 2023, SensaBues transferred $Nil from development reserve to accumulated deficits

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(continued)

9.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at October 31, 2023 and April 30, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 15, 2023, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events that are needed to be disclosed:

Subsequent to the six months ended October 31, 2023, due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, the management of the Company believe that the current business of commercializing the exhale breath technology patents is no longer feasible. The management of the Company is in the process of establishing a new business segment to develop energy and energy related businesses and proceed to wind up its Swedish subsidiary, Sensabues AB.

On December 11, 2023, the Company and Formation Minerals Inc., a Nevada corporation and a wholly-owned subsidiary of the Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verde Bio Holdings, Inc., a Nevada corporation (the “Verde”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Verde will merge with and into the Merger Sub (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Merger Sub continuing as the surviving corporation in the Merger and as a wholly-owned subsidiary of the Company. In the Merger, all of the issued and outstanding capital stock of Verde immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist in exchange for the right for Verde’s stockholders to receive the Merger Consideration Shares. In consideration for the Merger, Verde’s stockholders shall be entitled to receive from the Company, shares of capital stock of the Company based upon the exchange ratios set forth in the Merger Agreement (collectively, the “Merger Consideration Shares”).

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

Current Challenges

Due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, we believe that the current business of commercializing the exhale breath technology patents is no longer feasible. We intend to establish a new business segment to develop energy and energy related businesses and proceed to wind up its Swedish subsidiary, Sensabues AB.

Our New Business Segment and Ongoing Development

We intend to establish a new business segment to develop energy and energy related businesses. On October 30, 2023, we entered into a contractor agreement with Verde Bio Holdings, Inc., a Nevada corporation (“Verde”) to conduct feasibility studies and establish commercial relationships to enter into energy and energy related businesses. The initial term of the agreement is three (3) months, and we shall pay Verde $100,000 in cash or its equivalent in restricted shares of common stock of the Company.

Critical accounting policies

The unaudited condensed consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

(a)	Revenue recognition

The Company sells devices with collection mechanism for biological samples based upon exhaled breath. Revenue comprises devices delivered to the Company’s customers.

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and shareholder loans financing completed by the Company during years ended April 30, 2021, 2022, 2023 and quarter ended October 31, 2023 that are held in an escrow account. As per the share subscription agreements from January to April 2021, and the Escrow Agreement dated January 26, 2021, restricted cash can only be used for expenses related to listing process and for professional expenses of the first eighteen months’ statutory filings from the date the Company successfully completes the listing process.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at October 31, 2023, April 30, 2023 and October 31, 2022.

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

Results of Operations

Consolidated Financial Position

As of October 31, 2023 we have Total Assets of $15,358 compared to $39,646 at April 30, 2023. The decrease of $24,288 during the six month period is due primarily to the decrease in our cash and restricted cash held in trust. Our Total Assets consist of Current Assets only.

Our Current Liabilities as of October 31, 2023 are $1,165,528 compared to $1,101,239 at April 30, 2023. The increase in our current liabilities of $64,289 is mainly attributed to an increase in amount due to related parties (see note 7 of unaudited interim condensed consolidated financial statements). We have no long term liabilities at October 31, 2023 and April 30, 2023.

Due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, we believe that the current business of commercializing the exhale breath technology patents is no longer feasible. We intend to establish a new business segment to develop energy and energy related businesses and proceed to wind up its Swedish subsidiary, Sensabues AB.

The following table is from our unaudited condensed interim balance sheet as of October 31, 2023.

	At Octobe 31, 2023 (unaudited)	At April 30, 2023 (audited)
	$	$
ASSETS
Current assets:
Cash	3,135	26,786
Restricted cash held in trust	-	172
Accounts receivable	788	-
Subscription receivable	-	-
Prepayments and other receivables	11,435	12,688
Total current assets	15,358	39,646
Total assets	15,358	39,646

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities	109,579	105,868
Accounts payable and accrued liabilities to a related party	470,445	486,826
Demand Loans	137,694	113,375
Loans from related parties	76,074	82,823
Amount due to related parties	371,736	312,347
Total current liabilities	1,165,528	1,101,239

Total liabilities	1,165,528	1,101,239

STOCKHOLDERS’ DEFICIECY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2023 and April 30, 2023, respectively.	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2023 and April 30, 2023, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding common shares: and 56,349,183 as at October 31, 2023 and 56,349,183 at April 30, 2023, respectively.	447,431	425,431
Shares to be issued (804,000 and 804,000 common shares at October, 2023 and April 30, 2023 respectively)	15,755	15,755
Additional paid-in capital	4,665,073	4,533,073
Foreign currency translation reserve	(170,131)	(231,505)
Accumulated deficit	(6,334,768)	(6,027,209)
Total deficit attributable to equity holders of the Company	(1,376,640)	(1,284,455)
Total equity attributable to non-controlling interests	45,669	42,061
Development reserve	180,801	180,801
Total deficit	(1,150,170)	(1,061,593)
Total liabilities and stockholders’ deficiency	15,358	39,646

Consolidated Results of Operations

Comparative Results for the three months ended October 31, 2023 and 2022

The Company had revenue from sales for the three months period ended October 31, 2023 of $811. The loss per share, both basic and diluted, was $0.003 (October 31, 2022 – $0.001). This was anticipated by the Company since the efforts of the Company have been focused on commercialization of the technologies and maintaining operations.

For the three months period ended October 31, 2023 we had a revenue of $811 which is an increase in revenue from the same period ended October 31, 2022 which had a revenue in the amount of $680.

Our total general administrative expenses and research and development expenses have decreased and were in the amount of $157,698 (October 31, 2022 - $152,062).

Comparative Results for the six months ended October 31, 2023 and 2022

The Company had revenue from sales for the six months period ended October 31, 2023 of $1,146. The loss per share, both basic and diluted, was $0.005 (October 31, 2022 – $0.003). This was anticipated by the Company since the efforts of the Company have been focused on commercialization of the technologies and maintaining operations.

For the six months period ended October 31, 2023 we had a revenue of $1,146 which is an decrease in revenue from the same period ended October 31, 2022 which had a revenue in the amount of $4,414. This was due to the delays in engaging appropriate commercialization partners to develop exhale breath technology.

Our total general administrative expenses and research and development expenses have decreased and were in the amount of $306,497 (October 31, 2022 - $333,330). The reduction in costs is largely due to savings in legal and other overhead expenses.

The following provides the details for the results of our operations for the periods ended October 31, 2023 and 2022.

	Three Months Ended October 31, 2023 (unaudited)	Three Months Ended October 31, 2022 (unaudited)	Six Months Ended October 31, 2023 (unaudited)	Six Months Ended October 31, 2022 (unaudited)
	$	$	$	$

Revenue	811	680	1,146	4,414

Expenses
General and administrative expense	(154,467)	(132,641)	(296,352)	(313,909)
Research and development expense	(3,231)	(19,421)	(10,145)	(19,421)
TOTAL OPERATING EXPENSES	(157,698)	(152,062)	(306,497)	(333,330)

Interest expenses, net	(1,968)	(1,995)	(4,009)	(4,132)
Other income (expenses), net
NET LOSS BEFORE INCOME TAXES	(158,855)	(153,377)	(309,360)	(333,048)
Income taxes
NET LOSS	(158,855)	(153,377)	(309,360)	(333,048)
Less: net loss attributable to non-controlling interests	164	4,277	1,801	5,797
Net loss attributable to the Company	(158,691)	(149,100)	(307,559)	(327,251)

Basic and diluted loss per share	(0.003)	(0.001)	(0.005)	(0.003)

Weighted average number of common shares outstanding	56,349,183	105,723,183	56,349,183	105,723,183

The condensed interim consolidated statements of comprehensive loss for the three months ended October 31, 2023 over 2022 in the table below reflect the total comprehensive loss for the period and the amount attributable to common shareholders and non- controlling interests.

	Three Months Ended October 31, 2023 (unaudited)	Three Months Ended October 31, 2022 (unaudited)	Six Months Ended October 31, 2023 (unaudited)	Six Months Ended October 31, 2022 (unaudited)
	$	$	$	$

Net loss for the period	(158,855)	(153,377)	(309,360)	(333,048)
Foreign currency translation adjustments	48,585	61,005	66,783	73,357
Total comprehensive loss for the period	(110,270)	(92,372)	(242,577)	(259,691)

Attributable to:
Net loss attributable to the Company	(158,691)	(149,100)	(307,559)	(327,251)
Foreign currency translation adjustments attributable to the Company	44,353	57,058	61,374	68,612
Net loss attributable to non-controlling interests	(164)	(4,277)	(1,801)	(5,797)
Foreign currency translation adjustments attributable to non-controlling interests	4,232	3,947	5,409	4,745
	(110,270)	(92,372)	(242,577)	(259,691)

At October 31, 2023 we have a total of 56,349,183 shares of common stock outstanding.

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at July 31, 2023 (unaudited)		56,349,183	436,431	-	-	-	-	804,000	15,755	4,599,073	(214,484)	(6,176,077)	(1,339,302)	41,601	180,801	(1,116,900)
Amortization of vested shares	8	-	11,000	-	-	-	-	-	-	66,000	-	-	77,000	-	-	77,000
Loss for the period		-	-	-	-	-	-	-	-	-	-	(158,691)	(158,691)	(164)	-	(158,855)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	44,353	-	44,353	4,232	-	48,585
Balance at October 31, 2023 (unaudited)		56,349,183	447,431	-	-	-	-	804,000	15,755	4,665,073	(170,131)	(6,334,768)	(1,376,640)	45,669	180,801	(1,150,170)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at July 31, 2022 (unaudited)		105,723,183	615,731	-	-	-	-	-	-	4,205,409	(235,688)	(5,495,271)	(909,819)	53,275	240,641	(615,903)
Amortization of vested shares	8	-	6,380	-	-	-	-	-	-	8,196	-	-	14,576	-	-	14,576
Issuance of common shares for service	8	-	-	-	-	-	-	36,000	2,520	-	-	-	2,520	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(149,100)	(149,100)	(4,277)	-	(153,377)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	57,058	-	57,058	3,947	-	61,005
Balance at October 31, 2022 (unaudited)		105,723,183	622,111	-	-	-	-	36,000	2,520	4,213,605	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2023 (audited)		56,349,183	425,431	-	-	-	-	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)
Amortization of vested shares	8	-	22,000	-	-	-	-	-	-	132,000	-	-	154,000	-	-	154,000
Loss for the period		-	-	-	-	-	-	-	-	-	-	(307,559)	(307,559)	(1,801)	-	(309,360)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	61,374	-	61,374	5,409	-	66,783
Balance at October 31, 2023 (unaudited)		56,349,183	447,431	-	-	-	-	804,000	15,755	4,665,073	(170,131)	(6,334,768)	(1,376,640)	45,669	180,801	(1,150,170)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Equity (Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	609,351	-	-	-	-	-	-	4,197,213	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	12,760	-	-	-	-	-	-	16,392	-	-	29,152	-	-	29,152
Issuance of common shares for service	8	-	-	-	-	-	-	36,000	2,520	-	-	-	2,520.00	-	-	2,520
Loss for the period		-	-	-	-	-	-	-	-	-	-	(327,251)	(327,251)	(5,797)	-	(333,048)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	68,612	-	68,612	4,745	-	73,357
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at October 31, 2022 (unaudited)		105,723,183	622,111	-	-	-	-	36,000	2,520	4,213,605	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)

Due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, we believe that the current business of commercializing the exhale breath technology patents is no longer feasible. We intend to establish a new business segment to develop energy and energy related businesses and proceed to wind up its Swedish subsidiary, Sensabues AB. We believe that it will be necessary to sell additional shares to have the funds necessary to continue to pay the legal and accounting fees as the Company continues the process to have its shares trading in a public market. In addition, we may use additional shares to pursue the development of the new business segment.

Liquidity and Capital Resources

Our cash flows used in operating activities for the six month period ended October 31, 2023 compared to the same period in 2022 reflects a decrease of $206,793 net cash used in operating activities. Our net cash provided by financing activities reflects an increase of $70,234 for the six month period ended October 31, 2023 compared to the same period in 2022. Cash and restricted cash held in trust at the beginning of the period ended October 31, 2023 was $26,958 compared to $437,177 Cash and restricted cash held in trust at the beginning of the same period in 2022. Cash and restricted cash held in trust at the end of the period ended October 31, 2023 was $3,135 compared to $148,640 Cash and restricted cash held in trust at the end of the same period in 2022.

We believe that it will be necessary to raise additional cash to continue to pay the legal and accounting fees as the Company continues the process to have its shares trading in a public market. In addition, Company may use additional shares to pursue the development of the new business segment.

The table below provides the unaudited condensed interim consolidated statements of cash flows for the six months ended October 31, 2023 and 2022.

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2023	2022
	(unaudited)	(unaudited)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(309,360)	(333,048)
Adjustments for:
Amortization of vested shares	154,000	29,152
Issuance of shares for services	-	2,520
Changes in:
Accounts receivable	(788)	(2,089)
Prepayments and other receivables	1,253	(1,750
Accounts payable and accrued liabilities to third parties and a related party	(12,670)	(43,363)
Amounts due to related parties	59,389	51,544
Long term payable to a related party	-	(17,935)
Net cash used in operating activities	(108,176)	(314,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary issuance of shares to noncontrolling interests	-	45
Proceeds from related party loans	70,279	-
Net cash provided by financing activities	70,279	45

Effect of exchange rate changes on cash and restricted cash held in trust	14,074	26,387
Net decrease in cash and restricted cash held in trust	(23,823)	(288,537)
Cash and restricted cash held in trust at the beginning of period	26,958	437,177
Cash and restricted cash held in trust at the end of period	3,135	148,640

Supplemental cash flows information
Income tax paid	-	-
Interest paid	-	-

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six month period ended October 31, 2023, we have made no material changes or additions with regard to such estimates and judgments.

Off-Balance Sheet Arrangements

As of October 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, save and except for the $100,000 in cash or its equivalent in restricted shares of common stock of the Company payable to Verde Bio Holdings, Inc.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the six month period ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of the Securities of the Company for the financial reporting that occurred during the fiscal quarter ended October 31, 2023, covered by this Quarterly Report on Form 10-Q.

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

SENSASURE TECHNOLOGIES, INC.
(Registrant)

By:	/S/ JAMES HIZA	By:	/S/ JAMES HIZA
	James Hiza		James Hiza
	Chief Executive Officer		Acting Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	December 18, 2023	Date:	December 18, 2023