Form 10-K/A
period 2023-04-30
SensaSure Technologies, Inc.
filed 2024-03-20
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number. 001-41209

SENSASURE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2406468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4730 S. Fort Apache Rd., Suite 300

Las Vegas, Nevada, 89147

(Address of principal executive offices)

(347) 325-4677

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock with par value $0.01

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

The aggregate market value of common stock held by non-affiliates of the registrant cannot be calculated as our Common Stock is not traded on a national securities exchange.

There were a total of 56,349,183 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Fruci & Associates II, PLLC	Spokane, Washington	5525

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of SensaSure Technologies, Inc. (the “Company”, "we", "us" or "our") for the fiscal year ended April 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original 10-K”) is being filed to (i) amend and restate Part II “Item 9A: Controls and Procedures” to included disclosure which was inadvertently omitted from the Original 10-K and (ii) to furnish an updated Exhibit 31, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to include inadvertently omitted disclosure.

This Amendment contains only the cover page, this explanatory note, the complete text of Item 9A, the exhibit list, a signature page and the revised certification.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-K was filed. This Amendment should be read together with the Original 10-K and the Company’s other filings with the SEC.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of April 30, 2023, our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board are described below and were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation in consultation with the Company’s independent public accounting firm. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that these material weaknesses resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Management recognizes that its controls and procedures would be substantially improved if the Company had adequate staffing and an audit committee and as such is actively seeking to remediate this issue.

Our Chief Executive Officer who also serves as our Chief Financial Officer does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of April 30, 2023, our internal control over financial reporting is ineffective based on these criteria as, due the Company’s limited staff, the Company does not have effective policies and procedures in place to provide adequate, independent oversight over financial reporting, timely preparation and review of accounting records. In addition, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes.

As the Company grows and operations increase, it is important for management to establish, document, and communicate consistent processes over financial reporting to ensure accuracy over financial data and to prevent and detect fraud. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, as the Company grows and operations increase and as sufficient funds become available to us, we plan to:

●	increase our personnel resources and technical accounting expertise within the accounting function, including hiring a chief financial officer, to allow for sufficient oversight and segregation of duties consistent with control objectives; and

●	recruit and appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We intend to work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Limitations on the Effectiveness of Controls

Our management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

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

(3) The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed on October 4, 2021)
3.2	Amended Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 filed on October 4, 2021)
3.3	By-Laws (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 filed on October 4, 2021)
3.4	Certificate of Correction (Incorporated by reference to Exhibit 3.4 of the Company’s Form S-1 filed on October 4, 2021)
3.5	Certificate of Correction (Incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filed on October 4, 2021)
4.1	Description of Securities (incorporated by reference to Item 1 of Form 8-A filed on January 7, 2022)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form S-1 filed on October 4, 2021)
21.1	Subsidiary of Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on August 12, 2022)
23.1**	Consent of independent registered public accounting firm
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
***	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSASURE TECHNOLOGIES, INC.

Date: March 20, 2024	By:	/s/ James Hiza
		Name:	James Hiza
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Hiza	Chief Executive Officer and Director	March 20, 2024
James Hiza	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4