Form 10-Q/A
period 2023-07-31
SensaSure Technologies, Inc.
filed 2024-03-20
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(mark one)

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

(Registrant’s telephone number, including area code) (347) 325-4677

Securities Registered Pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 14, 2023, 56,349,183 shares of common stock, $0.01 par value per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of SensaSure Technologies, Inc. (the “Company”, “we”, “us” or “our”) for the quarterly period ended July 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2023 (the “Original 10-Q”) is being filed to (i) amend and restate “Item 4: Controls and Procedures” to included disclosure which was inadvertently omitted from the Original 10-Q and (ii) to amend and restate “Item 6: Exhibits” to furnish an updated Exhibit 31.1, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to include inadvertently omitted disclosure and to include the Company’s certificate of incorporation and relevant amendments and the Company’s bylaws, which were each inadvertently omitted from the Original 10-Q.

This Amendment contains only the cover page, this explanatory note, the complete text of Item 4, the exhibit list, a signature page and the revised Exhibit 31.1.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-Q or reflect any events that have occurred after the Original 10-Q was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-Q was filed. This Amendment should be read together with the Original 10-Q and the Company’s other filings with the SEC.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer who also serves as its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls over financial reporting are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation Company’s Chief Executive Officer who also acts as our Chief Financial Officer in consultation with the Company’s independent public accounting firm, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and identified certain matters involving internal controls and procedures that the Company’s management considered to be material weaknesses as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, under the standards of the Public Company Accounting Oversight Board. The Company’s management believes that these material weaknesses did not have an effect on the Company’s financial results. However, the Company’s management believes that these material weaknesses resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Company’s financial statements in future periods. The Company’s management recognizes that its controls and procedures would be substantially improved if the Company had adequate staffing and an audit committee and as such is actively seeking to remediate this issue.

Based on the foregoing, our Chief Executive Officer who also acts as out Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

As the Company grows and operations increase, it is important for management to establish, document and communicate consistent processes over financial reporting to ensure accuracy over financial data and to prevent and detect fraud. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, as the Company grows and operations increase and as sufficient funds become available to us, we plan to:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 6. Exhibits

The following exhibits are filed as part of this 10-Q:

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.2	Amended Certificate of Incorporation (Incorporated by reference as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.3	By-Laws (Incorporated by reference as Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.4	Certificate of Correction (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.5	Certificate of Correction (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File--the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSASURE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ James Hiza
James Hiza
Chief Executive Officer, Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	March 20, 2024

3