Form 10-Q/A
period 2023-10-31
SensaSure Technologies, Inc.
filed 2024-03-20
CIK 1885336

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of SensaSure Technologies, Inc. (the “Company”, “we”, “us” or “our”) for the quarterly period ended October 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2023 (the “Original 10-Q”) is being filed to (i) amend and restate “Item 4: Controls and Procedures” to included disclosure which was inadvertently omitted from the Original 10-Q and (ii) to amend and restate “Item 6: Exhibits” to furnish an updated Exhibit 31.1, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to include inadvertently omitted disclosure and to include the Company’s certificate of incorporation and relevant amendments and the Company’s bylaws, which were each inadvertently omitted from the Original 10-Q.

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

Based on the foregoing, our Chief Executive Officer who also acts as out Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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