Form 10-Q
period 2024-01-31
SensaSure Technologies, Inc.
filed 2024-03-25
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

January 31, 2024

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

As of March 25, 2024, the Registrant had 56,349,183 had shares of common stock, $0.01 par value per share, issued and outstanding.

SENSASURE TECHNOLOGIES INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SensaSure Technologies Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references to the “Company”, “we”, “us” or “our” are references to SensaSure Technologies Inc., a Nevada corporation, and its subsidiaries.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS PERIOD

JANUARY 31, 2024 AND 2023

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

as of January 31, 2024 and April 30, 2023

	Note	As at January 31, 2024 (unaudited)	As at April 30, 2023 (audited)
		$	$
ASSETS
Current assets:
Cash	3(b)	-	26,786
Restricted cash held in trust	3(b)	-	172
Accounts receivable		-	-
Subscription receivable	4, 8(b)	-	-
Prepayments and other receivables		-	12,688
Total current assets		-	39,646
Total assets		-	39,646

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities	5	63,500	105,868
Accounts payable and accrued liabilities to a related party	7(c)	271,296	486,826
Demand Loans	6	100,172	113,375
Loans from related parties	7(b)	-	82,823
Amount due to related parties	7(a)	182,885	312,347
Total current liabilities		617,853	1,101,239

Non-current liabilities:
Payable to a related party, long term	8	-	-
Total liabilities		617,853	1,101,239

STOCKHOLDERS’ DEFICIECY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2024 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at January 31, 2024 and April 30, 2023, respectively.	8	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at January 31, 2024 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at January 31, 2024 and April 30, 2023, respectively.	8	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at January 31, 2024 and April 30, 2023, respectively. Issued and outstanding common shares: and 56,349,183 as at January 31, 2024 and 56,349,183 at April 30, 2023, respectively.	8	563,492	425,431
Shares to be issued (804,000 and 804,000 common shares at January 31, 2024 and April 30, 2023 respectively)	8	15,755	15,755
Additional paid-in capital		2,286,039	4,533,073
Foreign currency translation reserves		-	(231,505)
Accumulated deficit		(3,483,139)	(6,027,209)
Total deficit attributable to equity holders of the Company		(617,853)	(1,284,455)
Total equity attributable to non-controlling interests		-	42,061
Development reserve	8(d)	-	180,801
Total deficit		(617,853)	(1,061,593)
Total liabilities and stockholders’ deficiency		-	39,646

Reverse Recapitalization (Note 1)

Contingencies (Note 9)

Subsequent events (Note 10)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

	Note	Three Months Ended January 31, 2024 (unaudited)	Three Months Ended January 31, 2023 (unaudited)	Nine Months Ended January 31, 2024 (unaudited)	Nine Months Ended January 31, 2023 (unaudited)
		$	$	$	$

Revenue	3(a)	-	-	1,146	4,414

Expenses
General and administrative expense	8(b)	(828,374)	(100,638)	(1,124,726)	(414,547)
Research and development expense	3(f),7	-	(54,750)	(10,145)	(74,171)
TOTAL OPERATING EXPENSES		(828,374)	(155,388)	(1,134,871)	(488,718)

Interest expenses, net	6,7	-	(2,059)	(4,009)	(6,191)
Loss on deconsolidation of subsidiary		(519,442)	-	(519,442)	-
NET LOSS BEFORE INCOME TAXES		(1,347,816)	(157,447)	(1,657,176)	(490,495)
Income taxes
NET LOSS		(1,347,816)	(157,447)	(1,657,176)	(490,495)
Less: net loss attributable to non-controlling interests		-	4,041	1,801	9,838
Net loss attributable to the Company		(1,347,816)	(153,406)	(1,655,375)	(480,657)

Basic and diluted loss per share		(0.024)	(0.002)	(0.029)	(0.005)

Weighted average number of common shares outstanding		56,349,183	81,764,161	56,349,183	97,736,842

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

	Three Months Ended January 31, 2024 (unaudited)	Three Months Ended January 31, 2023 (unaudited)	Nine Months Ended January 31, 2024 (unaudited)	Nine Months Ended January 31, 2023 (unaudited)
	$	$	$	$

Net loss for the period	(1,347,816)	(157,447)	(1,657,176)	(490,495)
Foreign currency translation adjustments	-	(37,760)	66,783	35,597
Deconsolidation of subsidiary	-	-	(66,783)	-
Total comprehensive loss for the period	(1,347,816)	(195,207)	(1,657,176)	(454,898)

Attributable to:
Net loss attributable to the Company	(1,347,816)	(153,406)	(1,655,375)	(480,657)
Foreign currency translation adjustments attributable to the Company	-	(35,317)	61,374	33,295
Deconsolidation of subsidiary	-		(61,374)	-
Net loss attributable to non-controlling interests	-	(4,041)	(1,801)	(9,838)
Foreign currency translation adjustments attributable to non-controlling interests	-	(2,443)	5,409	2,302
Deconsolidation of subsidiary	-		(5,409)	-
	(1,347,816)	(195,207)	(1,657,176)	(454,898)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at October 31, 2023 (unaudited)		56,349,183	447,431	-	-	-	-	804,000	15,755	4,665,073	(170,131)	(6,334,768)	(1,376,640)	45,669	180,801	(1,150,170)
Amortization of vested shares		-	116,061	-	-	-	-	-	-	696,365	-	-	812,426	-	-	812,426
Loss for the period		-	-	-	-	-	-	-	-	-	-	(1,347,816)	(1,347,816)	-	-	(1,347,816)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Deconsolidation of subsidiary		-	-	-	-	-	-	-	-	(3,075,399)	170,131	4,199,445	1,294,177	(45,669)	(180,801)	1,067,707
Balance at January 31, 2024 (unaudited)		56,349,183	563,492	-	-	-	-	804,000	15,755	2,286,039	-	(3,483,139)	(617,853)	-	-	(617,853)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	3,190	-	-	-	-	-	-	4,098	-	-	7,288	-	-	7,288
Issuance of common shares for service	8	8,800,000	5,500	-	-	-	-	18,000	1,260	33,000	-	-	39,760	-	-	39,760
Cancellation of common shares	8	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(153,406)	(153,406)	(4,041)	-	(157,447)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	(35,317)	-	(35,317)	(2,443)	-	(37,760)
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2023 (audited)		56,349,183	425,431	-	-	-	-	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)
Amortization of vested shares		-	138,601	-	-	-	-	-	-	828,365	-		966,426	-	-	966,426
Loss for the period			-	-	-	-	-	-	-	-	-	(1,655,375)	(1,655,375)	(1,801)	-	(1,657,176)
Foreign translation adjustment			-	-	-	-	-	-	-	-	61,374	-	61,374	5,409	-	66,783
Deconsolidation of subsidiary		-	-	-	-	-	-	-	-	(3,075,399)	170,131	4,199,445	1,294,177	(45,669)	(180,801)	1,067,707
Balance at January 31, 2024 (unaudited)		56,349,183	563,492	-	-	-	-	804,000	15,755	2,286,039	-	(3,483,139)	(617,853)	-	-	(617,853)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	15,950	-	-	-	-	-	-	20,490	-	-	36,440	-	-	36,440
Issuance of common shares for service	8	8,800,000	5,500	-	-	-	-	54,000	3,780	33,000	-	-	42,280	-	-	42,280
Cancellation of common shares	8	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(480,657)	(480,657)	(9,838)	-	(490,495)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	33,295	-	33,295	2,302	-	35,597
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

		Nine Months Ended	Nine Months Ended
		January 31,	January 31,
		2024	2023
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,657,176)	(490,495)
Adjustments for:
Amortization of vested shares	8(b)	966,426	36,440
Issuance of shares for services	8(b)	-	42,280
Loss upon deconsolidation		519,442	-
Changes in:
Accounts receivable		-	-
Prepayments and other receivables		465	(11,446)
Accounts payable and accrued liabilities to third parties and a related party		(9,545)	(43,423)
Amounts due to related parties		59,389	65,073
Long term payable to a related party		-	(28,673)
Net cash used in operating activities		(120,999)	(430,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Deconsolidation of cash from winding-up subsidiary		(26,786)	-
Net cash used in investing activities		(26,786)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary issuance of shares to noncontrolling interests		-	45
Proceeds from demand loan		29,893	39,979
Proceeds from related party loans		70,279	-
Net cash provided by financing activities		100,172	40,024

Effect of exchange rate changes on cash and restricted cash held in trust		20,655	7,670
Net decrease in cash and restricted cash held in trust		(26,958)	(382,550)
Cash and restricted cash held in trust at the beginning of period		26,958	437,177
Cash and restricted cash held in trust at the end of period		-	54,627

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

See effect of reverse recapitalization (Note 1)

SENSASURE TECHNOLOGIES, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

1.	DESCRIPTION OF BUSINESS

SensaSure Technologies, Inc. (“SensaSure”, “Company”, “we”, “us” or “our”) was incorporated on September 8, 2020 under the laws of the State of Nevada.

Sensabues AB (“Sensabues”) was incorporated in the Kingdom of Sweden in November 2009. Until November 1, 2023, Sensabues owned the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. These aerosols, which originate from the lungs and blood, are captured using electret-based filter technologies.  This non-invasive breath-based biological sample collection and testing methodology is called ExaBreath (“EB”) technology.

On December 21, 2020, the Company completed a reverse recapitalization via a share exchange agreement with Sensabues and the shareholders who owned 270,339 common shares that represented 72.82% of the total issued and outstanding common shares in Sensabues. Under the share exchange agreement, the shareholders of Sensabues, agreed to exchange their shares of Sensabues for common shares of SensaSure at an exchange ratio of approximate 1:49.99. Pursuant to the share exchange transactions (see share exchange agreement noted above), SensaSure issued a total of 13,515,183 common shares and the then- shareholders of Sensabues hold their ownership of Sensabues through SensaSure (Note 8 (b)). Upon completion of the share exchange transaction, SensaSure became the controlling shareholder that owned 74.82% the total issued and outstanding common shares in Sensabues and parent company of Sensabues. No goodwill or other intangible assets were recorded during the reverse capitalization.

During April 2021, the Company increased its ownership interest in Sensabues pursuant to private placements completed by Sensabues where 277,296 common shares and 93,032 common shares were issued to the Company and noncontrolling interests respectively. (Note 8 (b)).

During the nine months ended January 31, 2023, the Company increased its ownership interest in Sensabues pursuant to private placements completed by Sensabues where 2,200,000 common shares and 440 common shares were issued to the Company and noncontrolling interests respectively. (Note 8 (b)).

On October 31, 2023, the Company owned 93.53% (93.53% - April 30, 2023) of the total issued and outstanding common shares in Sensabues.

During the three months ended January 31, 2024, the Company began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. Since then, management of the Company has been in the process of establishing a new business segment to develop energy related businesses which led to the entry into that certain agreement and plan of merger with Verde Bio Holdings, Inc., a Nevada corporation (“Verde”), and Formation Minerals Inc., a Nevada corporation and our wholly-owned subsidiary (“Merger Sub”), as of December 11, 2023, as amended as of February 8, 2024 (the “Merger Agreement”), providing for the merger of Merger Sub with and into Verde, with Verde continuing as the surviving entity (the “Merger”). Subject to the satisfaction or waiver of the closing condition, we expect to close the Merger in the second quarter of calendar year 2024. As of February 26, 2024, the Sensabues business is no longer under the control of the Company and will cease to exist upon the completion of bankruptcy procedures. Following the Merger, we intend to focus on the acquisition and management of high quality, cash flowing oil and gas minerals and royalties under Verde’s current business plan.

2.	BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

(a)	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended April 30, 2023 and 2022 and their accompanying notes.

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

During the three months ended January 31, 2024, Sensabues was in the process of winding up, therefore the Company lost control of Sensabues for accounting purposes. Sensabues was deconsolidated from the Company’s financial statements retroactively as of November 1, 2023. Any revenue earned or expenses incurred by Sensabues that occurred prior to deconsolidation, on November 1, 2023, is included within the Condensed Consolidated Statement of Loss, Condensed Consolidated Statement of Comprehensive Loss and Condensed Consolidated Statement of Cash Flows.

The unaudited condensed interim consolidated financial statements include the accounts of the Company and Merger Sub. Intercompany accounts and transactions have been eliminated.

Certain prior quarter amounts have been reclassified for consistency with the current period presentation. These reclassifications have no effect on the reported results of the operations or cash flows.

(b)	Basis of Consolidation

Prior to November 1, 2023, Sensabues and SensaSure were deemed to be under common control. Accordingly, the combination of the two entities was accounted for as a reorganization of entities under common control in accordance with ASC 805 guidelines, whereby the resulting controlling entity, namely, SensaSure recognized the assets and liabilities of the Sensabues transferred at their carrying amounts with a carry-over basis. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the share exchange transaction occurred. Equity interests in Sensabues held by parties other than SensaSure are presented as non-controlling interests in equity.

Sensabues was deconsolidated from the Company’s financial statements prospectively as of November 1, 2023, pursuant to the winding-up of Sensabues. As a result, the Company lost control of the Sensabues. At January 31, 2024, the assets and liabilities were no longer included within the Company’s consolidated balance sheet. The additional paid-in capital, foreign currency translation reserves, accumulated deficits, non-controlling interests and the development reserve that related to Sensabues were no longer included within the Company’s consolidated balance sheet. The interim condensed consolidated statements of loss included the six months of activities related to Sensabues prior to the winding-up.

Formation Minerals, Inc., is a Nevada corporation and a wholly-owned subsidiary of the Company, formed on December 11, 2023 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Other than the entry into the Merger Agreement, Formation Minerals Inc. has not conducted any activities and had any accounting transactions through January 31, 2024 or the date hereof.

(c)	Liquidity and going concern

Until November 2023, SensaSure was a medical technology or “MedTech” company that supplied a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. SensaSure’s patented method is called ExaBreath, and it can collect, extract, detect and identify non-volatile compounds present in exhaled breath by utilizing existing lab-based testing infrastructure and procedures. ExaBreath is applicable in toxicology, pharmacology, and clinical biochemistry. Sensabues, SensaSure’s then-wholly-owned subsidiary, owned the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. During the nine months ended January 31, 2024, due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, the management of SensaSure believed that the current business of commercializing the exhale breath technology patents was no longer feasible. SensaSure began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. Since then, management of SensaSure has been in the process of establishing a new business segment to develop energy related businesses which led to the entry into the Merger Agreement. (Note 1).

The Company has incurred recurring losses from operations, and as at January 31, 2024 and April 30, 2023, had an accumulated deficit of $3,483,139 and $6,027,209, respectively, a working capital deficiency of $617,853 and $1,061,593, respectively. The Company, during year ended April 30, 2023, obtained working capital loans from related parties in the amount of $39,979. During nine months ended January 31, 2024, the Company obtained working capital loans from related parties and third party in the amount of $100,172. On March 30, 2021, Sensabues, through an agreement with a vendor that is controlled by a then-director of Sensabues, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments, the payable balance became due on April 30, 2023. For three months ended January 31, 2024, the balance owed by Sensabues was deconsolidated from the interim condensed consolidated balance sheet. (Note 7 (c)).

The Company’s operating plan is predicated on a variety of assumptions including, but not limited to, the market demands, cost estimates, its ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the absence of additional appropriate financing, the Company may have to modify its operating plan or slow down the pace of development and commercialization of its proposed products.

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

The Company expects to finance its future operations primarily through cash flow from certain the stockholders of the Company and through debt or equity financings. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, certain stockholders of the Company indicated the intent and ability to provide additional equity financing.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Revenue recognition

Until November 1, 2023, Company sold devices with collection mechanism for biological samples based upon exhaled breath. Revenue comprises devices delivered to the Company’s customers.

In accordance with ASC 606 - Revenue from Contracts with Customers, the Company recognized revenue upon the transfer of goods to a customer at an amount that reflects the expected consideration to be received in exchange for those goods. The Company accounts for a customer contract when the rights of the parties, including the payment terms, are identified, the contract has commercial substance, collection of consideration is probable, and the contract has been signed and agreed to by both parties. Revenue is recognized when performance obligations are satisfied by transferring control or economic benefit of the goods to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for its goods.

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and stockholder loans completed by the Company during year ended April 30, 2023 and quarter ended January 31, 2024.

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

(d)	Critical management judgment and use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals, stock options, principles of consolidation and reverse recapitalization and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Company common stock, par value $0.01 per share (“common shares”) outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2024, April 30, 2023 or January 31, 2023.

(l)	Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Until November 1, 2023, all revenues were earned in Sweden and significantly all of the assets of the Company were used for the Company’s medical device design and research and distribution activities that was carried out in Sweden. The Company has one reportable segment and operating segment. During the three months ended January 31, 2024, the Company began winding-up the business of Sensabues and entered into the Merger Agreement. For three and nine months ended January 31, 2024, the Company had one reportable segment and operating section.

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

During the year ended April 30, 2021, SensaSure, via several private placements with proceeds of $793,000 for 12,200,000 common shares subscribed, issued 11,780,000 common shares. The proceeds received were reflected as an increase in common stock in amount of $117,800 and additional paid-in capital in amount of $647,900 respectively. The Company recognized a subscription receivable and shares to be issued in the amount of $27,300 at April 30, 2021. The number of shares to be issued was 420,000. During the year ended April 30, 2022, the Company received the subscription proceeds and issued 420,000 common shares accordingly (Note 8 (b)).

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	As of
	January 31, 2024	April 30, 2023
Accounts payable	$20,000	$53,868
Accrued liabilities	43,500	52,000
	$63,500	$105,868

6.	DEMAND LOANS

Prior to November 1, 2023 and at April 30, 2023, the Company’s then Swedish subsidiary, Sensabues, had balances in unsecured demand loans from several noncontrolling interests in Sensabues and a stockholder totaling $NIL and $28,550 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the nine months ended January 31, 2024 and 2023, interest expense was $2,719 and $4,109, respectively. The balances of loans owed to the those noncontrolling interests in Sensabues were deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

Prior to November 1, 2023 and at April 30, 2023, the Company’s then Swedish subsidiary, Sensabues, had balances in unsecured demand loans from a party who has a noncontrolling interests in Sensabues of $NIL and $44,846 (SEK 460,247), respectively. The loans had an interest rate of 2% per annum. For the nine months ended January 31, 2024 and 2023, interest expense was $427 and $679, respectively. The balances of loan owed to the noncontrolling interests in Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

At January 31, 2024, the Company had balances in demand loans in the amount of $100,172 from several stockholders and a third party (April 30, 2023 - $39,979). Those loans are unsecured, non-interest bearing and due on demand. (Note 2(b)).

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes.:

(a)	Amounts due to related parties

At January 31, 2024 and April 30, 2023, salary payable to the former Chief Executive Officer of the Company who was also a director of Sensabues included in amounts due to related parties was $182,885 and $312,347, respectively. The balance owed to the director by Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

(b)	Loans from related parties

At January 31, 2024 and April 30, 2023, balance of loan from a former director of SensaSure was $Nil and $53,591 (SEK550,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $510 and $867 for nine months ended January 31, 2024 and 2023, respectively. The balance owed to the former director by Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues. (Note 2(b)).

At January 31, 2024 and April 30, 2023, balances of loan from a former director of SensaSure were $Nil and $29,232 (SEK300,000), respectively. The loan is unsecured, bearing interest at 2% per annum and due on demand. The interest expense was $278 and $473 for nine months ended January 31, 2024 and 2023, respectively. The balance owed to the former director by Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensabues.

As at January 31, 2024 and April 30, 2023, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at January 31, 2024, the total accounts payable and accrued liabilities to the related party was $271,296 (April 30, 2023 - $486,826). The balance owed to the related party by Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

For the nine months ended January 31, 2024, the total purchase from the related party representing the research and development and patent expenses was in amount of $10,145 (January 31, 2023 - $74,171).

On March 30, 2021, Sensabues, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the payable balance became current on April 30, 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At January 31, 2024, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $Nil (April 30, 2023 - $6,701).

At January 31, 2024, the current portion of the modified payable balance was $132,813 (April 30, 2023 - $240,012) and the long term portion was $nil (Aril 30, 2023 - $Nil).

8.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

At January 31, 2024, the Company was authorized to issue 250,000,000 (April 30, 2023 – 250,000,000) common shares.

At January 31, 2024, 56,349,183 (April 30, 2023 – 56,349,183) common shares were issued and outstanding. (Note 8 (b)).

(b)	Share issuances

During the year ended April 30, 2023, we issued 54,000 common shares for services provided by the then directors. The fair value of the share-based compensation was $3,780 and was determined by using the most recent private placement price at $0.07 per share. The fair value of the share-based compensation was included in the general and administrative expenses as well as a credit made in shares to be issued. As at April 30, 2023, service related vesting conditions were met for 750,000 common shares, but were not yet issued and therefore were included in shares to be issued. The fair value of the share-based compensation was in the amount of $11,975. The fair value of the share-based compensation was included in general and admirative expenses, as well as a credit made in shares to be issued.

At April 30, 2023, there were 2,800,000 unvested common shares from the conversion of previously issued shares of Class B preferred stock during the year ended April 30, 2022. At April 30, 2023, there were 750,000 vested and to be issued common shares from the conversion of previously issued shares of Class B preferred stock during year ended April 30, 2022. The dollar value associated with those shares in the amount of $35,761 was not included in common stock.

During the three months ended January 31, 2023, the Company issued 8,800,000 common shares to a then director of the Company, subject to a 24-month vesting term commencing on December 15, 2022. During the year ended April 30, 2023, 1,650,000 common shares vested and the fair value of the share-based compensation was $115,500 and was included in general and administrative expenses as well as a credit made in common stock in amount of 16,500 and additional paid-in capital in amount of 99,000, respectively. The fair value of the common shares issued was determined by using the most recent private placement price at $0.07 per share. During the nine months ended January 31, 2023, 550,000 common shares vested and the Company recorded $5,500 and $33,000] in common stock and additional paid-in capital, respectively. During the three months ended January 31, 2024, the board of directors of the Company approved the full vesting of the 8,800,000 common shares issued to a then-director of the Company, therefore, the remaining 4,950,000 common shares vested and the Company recorded $49,500 and $297,000 in common stock and additional paid-in capital, respectively.

During the three months ended January 31, 2024, the Company recognized $250,326 in share-based compensation and included in general and administrative expenses, as well as made a credit of $35,761 and $214,565 for those vested shares in common stock and additional paid-in capital, respectively.

At April 30, 2023, there were 3,080,000 unvested common shares that were issued to a consultant of the Company. The dollar value associated with those unvested shares in the amount of $30,800 was not included in common stock. During the three months ended January 31, 2024, the Company recognized $215,600 in share-based compensation and included in general and administrative expenses, as well as made a credit of $30,800 and $184,800 for those vested common shares and additional paid-in capital, respectively.

During the nine months ended January 31, 2024, the Company recognized $500,500 in share-based compensation and included in general and administrative expenses, as well as made a credit of $71,500 and $419,000 for those vested shares in common stock and additional paid-in capital, respectively.

At January 31, 2024 and April 30, 2023, there were Nil and 7,150,000, respectively, unvested common shares that were issued to the then director of the Company. The dollar value associated with those unvested shares in the amount of $Nil (April 30, 2023 - $71,500) was not included in common stock.

(c)	Noncontrolling interest

For the quarter ended January 31, 2024, the balance of noncontrolling interest was deconsolidated from the interim consolidated balance sheet pursuant to the winding up of Sensabues.

(d)	Development reserve

In compliance with the Swedish Annual Accounts Act, Sensabues financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. Sensabues can transfer from the balance of development reserve to accumulated deficit those amounts to the extent of those qualified expenses that occurred in the prior year. For the year ended April 30, 2023, Sensabues transferred $59,804 from development reserve to accumulated deficits (2022 – $108,102). For the quarter ended January 31, 2024, the balance of development reserve was deconsolidated from the interim consolidated balance sheet pursuant to the winding up of Sensabues.

9.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at January 31, 2024 and April 30, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 25, 2024, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events that are needed to be disclosed:

On December 11, 2023, the Company entered into the Merger Agreement, providing for the Merger. At the closing, the Verde stockholders will be entitled to receive a number of shares of the Company’s capital stock having an aggregate value equal to $10,000,000. If the Merger is completed pursuant to the Merger Agreement, upon the effectiveness of the Merger, as consideration of the Merger: (i) each holder of Verde’s common stock, par value $0.001 per share (“Verde Common Stock”) will be entitled to receive for every 275 shares of Verde Common Stock, one common share; (ii) each holder of Verde’s series A convertible preferred stock, par value $0.001 per share (“Verde Series A Stock) will be entitled to receive for every 275 shares of Verde Series A Stock, one share of a newly designated class of Company preferred stock known as the Class A convertible preferred stock, par value $0.001 per share, of the Company; and (iii) each holder of Verde’s series C convertible preferred stock, par value $0.001 per share (“Verde Series C Stock”) will be entitled to receive for every 0.15 shares of Verde Series C Stock one share of a newly designated class of Company preferred stock known as the Class B preferred stock, par value $0.001 per share, of the Company, in each case based on the market price of the Company’s common stock of $0.75 per share, and the number of fully-diluted shares of Verde Common Stock outstanding, as of February 18, 2024. If the market price of the common shares or the number of fully-diluted shares of Verde Common Stock changes before the effective time, then the terms of the Merger will remain the same, but the per share Merger consideration payable will change in accordance with the provisions of the Merger Agreement. Subject to the satisfaction or waiver of closing conditions, the Merger is expected to close in the second calendar quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Sensasure,” “our,” “us” or “we” refer to Sensasure Technologies Inc., a Nevada corporation and its subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

Until November 2023, SensaSure was a medical technology or “MedTech” company that supplied a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. SensaSure’s patented method is called ExaBreath, and it can collect, extract, detect and identify non-volatile compounds present in exhaled breath by utilizing existing lab-based testing infrastructure and procedures. ExaBreath is applicable in toxicology, pharmacology, and clinical biochemistry. Sensabues AB (“Sensabues”), SensaSure’s wholly-owned subsidiary, owns the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. During the nine months ended January 31, 2024, due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, the management of SensaSure believed that the current business of commercializing the exhale breath technology patents was no longer feasible. SensaSure began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. Since then, management of SensaSure has been in the process of establishing a new business segment to develop energy related businesses which led to the entry into that certain agreement and plan of merger with Verde Bio Holdings, Inc., a Nevada corporation (“Verde”), and Formation Minerals Inc., a Nevada corporation and our wholly-owned subsidiary (“Merger Sub”), as of December 11, 2023, as amended as of February 8, 2024 (the “Merger Agreement”), providing for the merger of Merger Sub with and into Verde, with Verde continuing as the surviving entity (the “Merger”). Subject to the satisfaction or waiver of the closing conditions, we expect to close the Merger in the second quarter of calendar year 2024. As of February 26, 2024, the Sensabues business is no longer under the control of the Company and will cease to exist upon the completion of bankruptcy procedures. Following the Merger, we intend to focus on the acquisition and management of high quality, cash flowing oil and gas minerals and royalties under Verde’s current business plan.

Critical accounting policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

(a)	Revenue recognition

Until November 1, 2023, the Company sold devices with collection mechanism for biological samples based upon exhaled breath. Revenue comprises devices delivered to the Company’s customers.

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and stockholders loans financing completed by the Company during year ended April 30, 2023 and quarter ended January 31, 2024 that were held in an escrow account.

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

(d)	Critical management judgment and use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: deferred income tax assets and related valuation allowance, accruals, stock options, principles of consolidation and reverse recapitalization and assumptions used in the going concern assessment. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Research and development and related filing costs are charged to operations as incurred as the Company is uncertain as to any future economic benefit.

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

The functional currency of Sensabues is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of These unaudited condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Company common stock, par value $0.01 per share (“common shares”) outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at January 31, 2024, April 30, 2023 and January 31, 2023.

(l)	Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Until November 1, 2023, all revenues are currently earned in Sweden and significantly all of the assets of the Company are used for the Company’s medical device design and research and distribution activities that is carried out in Sweden. Until November 1, 2023, the Company had one reportable segment and operating segment: Medical device design and research and distribution. During the three months ended January 31, 2024, the Company began winding-up the business of Sensabues and entered into the Merger Agreement.

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

Consolidated Financial Position

The following table is from our unaudited condensed interim balance sheet as of January 31, 2024.

	At January 31, 2024 (unaudited)	At April 30, 2023 (audited)
	$	$
ASSETS
Current assets:
Cash	-	26,786
Restricted cash held in trust	-	172
Accounts receivable	-	-
Subscription receivable	-	-
Prepayments and other receivables	-	12,688
Total current assets	-	39,646
Total assets	-	39,646

LIABILITIES AND STOCKHOLDERS’ DEFIECIENCY
Current liabilities:
Accounts payable and accrued liabilities	63,500	105,868
Accounts payable and accrued liabilities to a related party	271,296	486,826
Demand Loans	100,172	113,375
Loans from related parties	-	82,823
Amount due to related parties	182,885	312,347
Total current liabilities	671,853	1,101,239

Total liabilities	671,853	1,101,239

STOCKHOLDERS’ DEFICIECY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2023 and April 30, 2023, respectively.	-	-
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at October 31, 2023 and April 30, 2023, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 authorized as at October 31, 2023 and April 30, 2023, respectively. Issued and outstanding common shares: and 56,349,183 as at October 31, 2023 and 56,349,183 at April 30, 2023, respectively.	563,492	425,431
Shares to be issued (804,000 and 804,000 common shares at October, 2023 and April 30, 2023 respectively)	15,755	15,755
Additional paid-in capital	2,286,039	4,533,073
Foreign currency translation reserve	-	(231,505)
Accumulated deficit	(3,483,139)	(6,027,209)
Total deficit attributable to equity holders of the Company	(617,853)	(1,284,455)
Total equity attributable to non-controlling interests	-	42,061
Development reserve	-	180,801
Total deficit	(617,853)	(1,061,593)
Total liabilities and stockholders’ deficiency	-	39,646

As of January 31, 2024, we had total assets of $0 compared to $39,646 at April 30, 2023. The decrease of $39,646 during the nine month period was due primarily to the winding up of Sensabues.

Our current liabilities as of January 31, 2024 were $617,853 compared to $1,101,239 at April 30, 2023. The decrease in our liabilities of $483,386 was mainly attributable to deconsolidation of Sensabues. We had no long term liabilities at January 31, 2024 and April 30, 2023.

Results of Operations

The following provides the details for the results of our operations for the periods ended January 31, 2024 and 2023.

	Note	Three Months Ended January 31, 2024 (unaudited)	Three Months Ended January 31, 2023 (unaudited)	Nine Months Ended January 31, 2024 (unaudited)	Nine Months Ended January 31, 2023 (unaudited)
		$	$	$	$

Revenue	3(a)	-	-	1,146	4,414

Expenses
General and administrative expense	8(b)	(828,374)	(100,638)	(1,124,726)	(414,547)
Research and development expense	3(f), 7	-	(54,750)	(10,145)	(74,171)
TOTAL OPERATING EXPENSES		(828,374)	(155,388)	(1,134,871)	(488,718)

Interest expenses, net	6,7	-	(2,059)	(4,009)	(6,191)
Loss on deconsolidation of subsidiary		(519,442)	-	(519,442)	-
NET LOSS BEFORE INCOME TAXES		(1,347,816)	(157,447)	(1,657,176)	(490,495)
Income taxes
NET LOSS		(1,347,816)	(157,447)	(1,657,176)	(490,495)
Less: net loss attributable to non-controlling interests		-	4,041	1,801	9,838
Net loss attributable to the Company		(1,347,816)	(153,406)	(1,655,375)	(480,657)

Basic and diluted loss per share		(0.024)	(0.002)	(0.029)	(0.005)

Weighted average number of common shares outstanding		56,349,183	81,764,161	56,349,183	97,736,842

The condensed interim consolidated statements of comprehensive loss for the three months ended January 31, 2024 over 2023 in the table below reflect the total comprehensive loss for the period and the amount attributable to common stockholders and non- controlling interests.

	Three Months Ended January 31, 2024 (unaudited)	Three Months Ended January 31, 2023 (unaudited)	Six Months Ended January 31, 2024 (unaudited)	Six Months Ended January 31, 2023 (unaudited)
	$	$	$	$
Net loss for the period	(1,347,816)	(157,447)	(1,657,176)	(490,495)
Foreign currency translation adjustments	-	37,760	66,783	35,597
Deconsolidation of subsidiary	-	-	(66,783)	-
Total comprehensive loss for the period	(1,347,816)	(195,207)	(1,657,176)	(454,898)

Attributable to:
Net loss attributable to the Company	(1,347,816)	(153,406)	(1,655,375)	(480,657)
Foreign currency translation adjustments attributable to the Company	-	(35,317)	61,374	33,295
Deconsolidation of subsidiary	-	-	(61,374)	-
Net loss attributable to non-controlling interests	-	(4,041)	(1,801)	(9,838)
Foreign currency translation adjustments attributable to non-controlling interests	-	(2,443)	5,409	2,302
Deconsolidation of subsidiary	-	-	(5,409)	-
	(1,347,816)	(195,207)	(1,657,176)	(454,898)

At January 31, 2024, we had a total of 56,349,183 common shares outstanding.

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at October 31, 2023 (unaudited)		56,349,183	447,431	-	-	-	-	804,000	15,755	4,665,073	(170,131)	(6,334,768)	(1,376,640)	45,669	180,801	(1,150,170)
Amortization of vested shares		-	116,061	-	-	-	-	-	-	696,365	-	-	812,426	-	-	812,426
Loss for the period		-	-	-	-	-	-	-	-	-	-	(1,347,816)	(1,347,816)	-	-	(1,347,816)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Deconsolidation of subsidiary		-	-	-	-	-	-	-	-	(3,075,399)	170,131	4,199,445	1,294,177	(45,669)	(180,801)	1,067,707
Balance at January 31, 2024 (unaudited)		56,349,183	563,492	-	-	-	-	804,000	15,755	2,286,039	-	(3,483,139)	(617,853)	-	-	(617,853)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at October 31, 2022 (unaudited)		105,723,183	576,820	-	-	-	-	36,000	2,520	4,258,896	(178,630)	(5,644,371)	(984,765)	52,945	240,641	(691,179)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of vested shares	8	-	3,190	-	-	-	-	-	-	4,098	-	-	7,288	-	-	7,288
Issuance of common shares for service	8	8,800,000	5,500	-	-	-	-	18,000	1,260	33,000	-	-	39,760	-	-	39,760
Cancellation of common shares		(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period		-	-	-	-	-	-	-	-	-	-	(153,406)	(153,406)	(4,041)	-	(157,447)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	(35,317)	-	(35,317)	(2,443)	-	(37,760)
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2023 (audited)		56,349,183	425,431	-	-	-	-	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)
Amortization of vested shares		-	138,601	-	-	-	-	-	-	828,365	-	-	966,426	-	-	966,426
Loss for the period		-	-	-	-	-	-	-	-	-	-	(1,655,375)	(1,655,375)	(1,801)	-	(1,657,176)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	61,374	-	61,374	5,409	-	66,783
		-	-	-	-	-	-	-	-	(3,075,399)	170,131	4,199,445	1,294,177	(45,669)	(180,801)	1,067,707
Balance at January 31, 2024 (unaudited)		56,349,183	563,492	-	-	-	-	804,000	15,755	2,286,039	-	(3,483,139)	(617,853)	-	-	(617,853)

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	(Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	US$	Shares	US $	Shares	US $	Shares	US$	US$	US$	US$	US$	US$	US$	US$
Balance at April 30, 2022 (audited)		105,723,183	564,060	-	-	-	-	-	-	4,242,504	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	-	-	-	-	-	-	-	-	-	-	-	-	45	-	45
Amortization of vested shares	8	-	15,950	-	-	-	-	-	-	20,490	-	-	36,440	-	-	36,440
Issuance of common shares for service	8	8,800,000	5,500					54,000	3,780	33,000	-	-	42,280	-	-	42,280
Cancellation of common shares	8	(58,174,000)	(216,370)	-	-	-	-	-	-	216,370	-	-	-	-	-	-
Loss for the period	8	-	-	-	-	-	-	-	-	-	-	(480,657)	(480,657)	(9,838)	-	(490,495)
Foreign translation adjustment		-	-	-	-	-	-	-	-	-	33,295	-	33,295	2,302	-	35,597
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	-	-	-	-	-	-	-	-	-	(51,632)	(883,768)	(935,400)	935,400	-	-
Balance at January 31, 2023 (unaudited)		56,349,183	369,140	-	-	-	-	54,000	3,780	4,512,364	(213,947)	(5,797,777)	(1,126,440)	46,461	240,641	(839,338)

Comparative Results for the three months ended January 31, 2024 and 2023

The Company had revenue from sales for the three months period ended January 31, 2024 of $0. The loss per share, both basic and diluted, was $0.024 (January 31, 2023 – $0.002). This was anticipated by the Company since the efforts of the Company have been focused on establishing a new business strategy and updating the Company’s operations.

For the three month period ended January 31, 2024 we had a revenue of $0 which is the same revenue from the same period ended January 31, 2023 which had a revenue in the amount of $0.

For the three month period ended January 31, 2024, our total general administrative expenses and research and development expenses were $828,374 (January 31, 2023 - $155,388).The increase was mainly due to share-based compensation expenses.

Comparative Results for the nine months ended January 31, 2024 and 2023

For the nine month period ended January 31, 2024 we had a revenue of $1,146 which is a decrease in revenue from the same period ended January 31, 2023 which had a revenue of $4,414. This was due to the delays in engaging appropriate commercialization partners to develop exhale breath technology. At January 31, 2024, the loss per share, both basic and diluted, was $0.029 (January 31, 2023 – $0.005). This was anticipated by the Company since the efforts of the Company have been focused on establishing a new business strategy.

For the nine month period ended January 31, 2024, our total general administrative expenses and research and development expenses have increased and were in the amount of $1,134,871 (January 31, 2023 - $488,718). The increase in costs is largely due to increased share based compensation expense.

Liquidity and Capital Resources

Our cash flows used in operating activities for the nine month period ended January 31, 2024 compared to the same period in 2023 reflects a decrease of $309,245 net cash used in operating activities. Our net cash provided by financing activities reflects an increase of $60,148 for the nine month period ended January 31, 2024 compared to the same period in 2023. Cash and restricted cash held in trust at the beginning of the period ended January 31, 2024 was $13,479 compared to $46,419 cash and restricted cash held in trust at the beginning of the same period in 2023. Cash and restricted cash held in trust at the end of the period ended January 31, 2024 was $0 compared to $54,627 cash and restricted cash held in trust at the end of the same period in 2023. Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures and for other general corporate purposes. Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities and the timing of introductions of new products and operations. Equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, the management of Sensasure believes that the current business of commercializing the exhale breath technology patents was no longer feasible. We began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. Since then, management of Sensasure has been in the process of establishing a new business segment to develop energy related businesses which led to the entry into the Merger Agreement. As of February 26, 2024, the Sensabues business is no longer under the control of Sensasure and will cease to exist upon the completion of bankruptcy procedures. Our management expects that new opportunities will present themselves as a result of the Merger in the oil, gas and mineral industries, increasing our presence and reputation in the energy space more broadly.

The table below provides the unaudited condensed interim consolidated statements of cash flows for the nine months ended January 31, 2024 and 2023.

		Nine Months	Nine Months
		Ended	Ended
		January 31,	January 31,
		2024	2023
	Note	(unaudited)	(unaudited)
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,657,176)	(490,495)
Adjustments for:
Amortization of vested shares	8(b)	966,426	36,440
Issuance of shares for services	8(b)	-	42,280
Loss upon deconsolidation		519,442	-
Changes in:
Accounts receivable		-	-
Prepayments and other receivables		465	(11,446
Accounts payable and accrued liabilities to third parties and a related party		(9,545)	(43,423)
Amounts due to related parties		59,389	65,073
Long term payable to a related party		-	(28,673)
Net cash used in operating activities		(120,999)	(430,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Deconsolidation of cash from winding-up subsidiary		(26,786)	-
Net cash used in investing activities		(26,786)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary issuance of shares to noncontrolling interests		-	45
Proceeds from demand loan		29,893	39,979
Proceeds from related party loans		70,279	-
Net cash provided by financing activities		100,172	40,024

Effect of exchange rate changes on cash and restricted cash held in trust		20,655	7,670
Net decrease in cash and restricted cash held in trust		(26,958)	(382,550)
Cash and restricted cash held in trust at the beginning of period		26,958	437,177
Cash and restricted cash held in trust at the end of period		-	54,627

Supplemental cash flows information
Income tax paid		-	-
Interest paid		-	-

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine month period ended January 31, 2024, we have made no material changes or additions with regard to such estimates and judgments.

Prior to November 1, 2023, Sensabues and SensaSure were deemed to be under common control. Accordingly, the combination of the two entities was accounted for as a reorganization of entities under common control in accordance with ASC 805 guidelines, whereby the resulting controlling entity, namely, SensaSure recognized the assets and liabilities of the Sensabues transferred at their carrying amounts with a carry-over basis. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the share exchange transaction occurred. Equity interests in Sensabues held by parties other than SensaSure are presented as non-controlling interests in equity.

Sensabues was deconsolidated from the Company’s financial statements prospectively as of November 1, 2023, pursuant to the winding-up of Sensabues. As a result, the Company lost control of the Sensabues. At January 31, 2024, the assets and liabilities were no longer included within the Company’s consolidated balance sheet. The additional paid-in capital, foreign currency translation reserves, accumulated deficits, non-controlling interests and the development reserve that related to Sensabues were no longer included within the Company’s consolidated balance sheet. The interim condensed consolidated statements of loss included the six months of activities related to Sensabues prior to the winding-up.

Off-Balance Sheet Arrangements

As of January 31, 2024, we did not have any off-balance sheet arrangements and did not have any material commitments or contractual obligations, other the Merger Agreement.

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

Based on the foregoing, our Chief Executive Officer who also acts as out Chief Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on August 14, 2023 and our Registration Statement on Form S-4 filed with the SEC on March 4, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this 10-Q:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 11, 2023, between SensaSure Technologies Inc., Formation Minerals Inc., and Verde Bio Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 15, 2023).

2.2	Amendment to Agreement and Plan of Merger, dated February 8, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 13, 2024).

3.1	Articles of Incorporation (Incorporated by reference as Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.2	Amended Articles of Incorporation (Incorporated by reference as Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.3	Certificate of Correction (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.4	Certificate of Correction (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

3.5	By-Laws (Incorporated by reference as Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed on October 4, 2021).

10.1	Side Letter Agreement, dated as of February 6, 2024, by and between Verde Bio Holdings, Inc., SensaSure Technologies Inc. and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 13, 2024).

31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSASURE TECHNOLOGIES, INC.

By:	/s/ James Hiza
James Hiza
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	March 25, 2024