Form 10-K
period 2024-04-30
FORMATION MINERALS, INC.
filed 2024-08-13
CIK 1885336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number. 001-41209

FORMATION MINERALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2406468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 67

Jacksboro, Texas 76458

(Address of principal executive offices)

972-217-4080

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

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

There were a total of 91,380,533 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The factors referenced in this Annual Report, including those set forth under the section titled “Risk Factors”;

●	Changes in interest rates;

●	Changes in the debt or equity markets, the general economy or the oil, gas and mineral industries as a result of market events or otherwise, including economic trends impacting parking facilities;

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”).

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

Unless the context clearly indicates otherwise, references in this Annual Report to “Formation,” the “Company,” “we,” “our,” “us” or similar terms refer to Formation Minerals, Inc.

Corporate History and Information

The Company was incorporated on September 8, 2020, under the name “SensaSure Technologies Inc.” under the laws of the State of Nevada. Until November 2023, we were a medical technology or “MedTech” company that supplied a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. The patented method was called ExaBreath, and is applicable in toxicology, pharmacology, and clinical biochemistry. Sensabues AB (“Sensabues”), our then wholly-owned subsidiary, owned the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. Subsequent to the six months ended October 31, 2023, due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, our then management believed that the current business of commercializing the exhale breath technology patents was no longer feasible and began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. Since then, management determined to establish a new business segment to develop energy related businesses which led to the entry into the Merger Agreement (as defined below). As of February 26, 2024, the Sensabues business was no longer under our control and will cease to exist upon the completion of bankruptcy procedures.

On December 11, 2023, we and our then wholly owned subsidiary, Formation Minerals Inc., a Nevada corporation (“Merger Sub”), entered into an agreement and plan of merger, as amended as of February 8, 2024 (the “Merger Agreement”), with Verde Bio Holdings, Inc., a Nevada corporation and a growing U.S. energy company engaged in the acquisition and development of high-probability, lower risk onshore oil and gas properties within the major oil and gas plays in the United States (“Verde”), pursuant to which effective at 4:15 p.m., Eastern Time, on May 9, 2024 (the “Effective Time”), Merger Sub merged with and into Verde, with Verde surviving as a direct, wholly owned subsidiary of the Company (the “Merger”). Following the Merger, effective at 5:00 p.m., Eastern Time, on May 9, 2024, Verde was merged with and into the Company and ceased to exist and the Company changed our name to “Formation Minerals, Inc.”.

Our principal executive offices are located at P.O. Box 67, Jacksboro, Texas 76458, and our telephone number is (972) 217-4080. Our website address is www.formationminerals.com, although the information on our website is not deemed to be part of this Annual Report.

Our Business

The Company is an energy company based on Jacksboro, Texas, which is engaged in acquiring and managing high-growth oil and gas minerals and royalties in the premier U.S. basins. We currently own producing mineral, royalty, and over-riding royalty interests in the DJ Basin of Colorado and Wyoming, the Haynesville Shale of Louisiana, the Delaware and Permian Basin of Texas, the Marcellus and Utica shales in West Virginia, and the Anadarko Basin in Oklahoma. The Company is focused on providing strong stockholder returns through asset growth generated by our acquisitions and organic growth of our properties.

The Company focuses on the acquisition of and exploitation of upstream energy assets, specifically targeting oil and gas mineral and royalty interests. We do not drill wells and we do not operate wells. These acquisitions are structured primarily as acquisitions of leases, real property interests and mineral rights and royalties and are generally not regarded as the acquisition of securities, but rather real property interests. As a royalty owner, the Company has the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally is not required to pay any portion of the costs of drilling or operating the wells on the leased acreage.

Competition

There are many businesses engaged in the acquisition of oil and gas properties and investing in and operating energy producing assets. There can be no assurance that other parties will not seek to emulate our business methods and practices. Many of those companies can be expected to have greater financial and management expertise than the Company. If such competitors arise, it could have a serious adverse effect on the Company.

Revenue Generation

We generate revenues by strategically acquiring high-quality, revenue-producing royalty interests and opportunistically divesting non-producing mineral interests. Commodity prices and the development of new oil and gas wells on properties in which we have an interest significantly contribute to our revenue growth without requiring additional investment. By acquiring interests in properties at favorable prices and in strategic locations, we benefit from rising commodity prices and ongoing property development, leading to sustained revenue growth.

Operations

Our company is headquartered in Frisco, Texas, where our executive, administrative and operational management are based. We are focused on the acquisition and management of mineral and royalty interests in the oil and gas sector. Since the closing of the Merger, we have been actively executing our new business plan, including evaluating a number of potential acquisitions and pursuing strategies to raise responsible capital to deploy into strategic and accretive acquisitions for our existing portfolio. Despite neither us or Verde not having generated significant revenues from our or its operations to date, we are optimistic about our future growth potential. To continue our expansion and achieve consistent revenue generation, we may pursue additional funding through equity or debt financing. We carefully manage our portfolio and have reinvested proceeds from asset sales into higher-growth areas. We remain dedicated to executing our business plan and achieving sustainable growth.

Our Market

Advances in horizontal drilling and hydraulic fracturing have opened up vast amounts of acreage for domestic and oil and gas production. This has resulted in millions of mineral acres becoming potential target acquisitions.

Intellectual Property

We do not have any proprietary technology, know-how or intellectual property.

Dependence on Key Customers

We do not expect to be dependent on any key customers.

Federal Regulation and Our Business

The oil and gas business is subject to extensive governmental regulation under which, among other things, rates of production from our wells may be fixed. Governmental regulation also may limit or otherwise affect the market for wells’ production and the price which may be paid for that production. Governmental regulations relating to environmental matters could also affect our operations. The nature and extent of various regulations, the nature of other political developments and their overall effect upon us are not predictable. While we do not intend to drill or operate wells, we may be irreparably harmed by a change in enforcement by the federal government.

Employees

As of August 13, 2024, we had (three) 3 full time employees and no part time employees. We also engage consultants on an as-needed-basis to provide specific expertise and other business functions. None of our employees or consultants are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees and consultants are excellent.

Seasonality of Business

There is no seasonality with respect to our business or major fluctuations in monthly demand.

Environmental Matters

The exploration, development, and production of oil and gas is subject to various federal and state laws and regulations to protect the environment. Various states and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental control which could adversely affect our business. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, will increase the cost of oil and gas development and production.

Price Control and Possible Energy Legislation

There are currently no federal price controls on oil or gas production so that sales of oil or gas from our operators can be made at uncontrolled market prices. However, there can be no assurance that the United States Congress (“Congress”) will not enact controls at any time. No prediction can be made as to what additional energy legislation may be proposed, if any, nor which bills

Recent Developments

Amendment and Restatement of Articles of Incorporation

On May 9, 2024, we amended and restated our articles of incorporation (the “Amended and Restated Articles of Incorporation”) to, among other modifications, (a) increase the number of shares of capital stock which we are authorized to issue to 2,000,000,000 shares, (b) authorize the issuance of up to 150,000,000 shares of “blank check” preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors (the “Board”) and (c) provide that special meetings of stockholders may be called only by our Board.

Cancellation of Prior Class A Preferred Stock and Prior Class B Preferred Stock and Designation of New Class A Preferred Stock and New Class B Preferred Stock

On May 2, 2024, the Certificates of Designation of Preferences, Rights and Limitations of the Class A preferred stock, par value $0.001 per share, of the Company and the Class B preferred stock, par value $0.001 per share, of the Company were cancelled with the Nevada Secretary of State. On May 9, 2024, following the filing of the Amended and Restated Articles of Incorporation, we filed a Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock, par value $0.01 per share (“New Class A Preferred Stock”), of the Company, and a Certificate of Designation of Preferences, Rights and Limitations of Class B Convertible Preferred Stock, par value $0.01 per share (“New Class B Preferred Stock”), of the Company, with the Nevada Secretary of State to reflect the Board’s designation of 2,000 shares of our authorized and unissued preferred stock as New Class A Preferred Stock and 10,000 shares of our authorized and unissued preferred stock as New Class B Preferred Stock, and establishment of the voting powers, designations, preferences and relative participation and other rights and qualifications, limitations and restrictions thereof as described below.

New Class A Preferred Stock

Voting Rights.  Each share of New Class A Preferred Stock is entitled to 100,000 votes per share and has the right to vote on all matters submitted to a vote of stockholders of the Company, and will vote together with the common stock, par value $0.01, of the Company (the “Common Stock”), as a single class.

Dividends. When and as any dividend or distribution is declared or paid by us to holders of Common Stock, whether payable in cash, property, securities or rights to acquire securities, the New Class A Preferred Stock holders will be entitled to participate with the holders of Common Stock in such dividend or distribution. At the time such dividend or distribution is payable to holders of Common Stock, we will pay to each holder of New Class A Preferred Stock such holder’s share of such dividend or distribution equal to the amount of the dividend or distribution per share of Common Stock payable at such time multiplied by the number of shares of Common Stock the shares of New Class A Preferred Stock held by such holder are convertible into.

Liquidation. In the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the New Class A Preferred Stock are entitled, by reasons of their ownership of New Class A Preferred Stock, to receive the preferential amount, prior and in preference to any distribution of any of the assets of the Company to the holders of New Class A Preferred Stock and Common Stock, will be paid such preferential amount prior to any distribution of assets of the Company to the holders of such New Class A Preferred Stock and Common Stock.

Conversion Rights. Subject to adjustments, each share of New Class A Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance of such share into one share of fully paid and non-assessable share of Common Stock.

New Class B Preferred Stock

Stated Value. Each share of the New Class B Preferred Stock has a stated value equal to $1,200, subject to increase as set forth in the Certificate of Designation of Preferences, Rights and Limitations of the New Class B Preferred Stock.

Voting Rights. The shares of New Class B Preferred Stock are entitled to vote together with the Common Stock on an as-converted basis and have the right to vote on all matters submitted to a vote of stockholders of the Company.

Dividends. Each share of New Class B Preferred Stock is entitled to receive and we must pay, cumulative dividends of ten percent (10%) per annum, payable quarterly, beginning on the date of the first issuance of any share of New Class B Preferred Stock regardless of the number of transfer of any particular shares of New Class B Preferred Stock and regardless of the number of certificates which may be issued to evidence such New Class B Preferred Stock, and ending on the date that such share of New Class B Preferred Stock has been converted or redeemed.

Liquidation. In the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the New Class B Preferred Stock is entitled, by reason of their ownership of New Class B Preferred Stock, to receive out of the assets, whether capital or surplus of the Company, an amount equal to the stated value as stated in the Certificate of Designation of Preferences, Rights and Limitations of New Class B Preferred Stock, plus any accrued and unpaid dividends any other fees or liquidated damages due, for each share of New Class B Preferred Stock owned before any distribution or payment is made to the holders of Common Stock.

Conversion Rights. The shares of New Class B Preferred Stock are convertible by dividing $1,200 by the conversion price, which is the amount equal to the lower of (a) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date the share of New Class B Preferred Stock is issued and (b) 100% of the lowest volume weighted average price (“VWAP”) of the shares of Common Stock during the fifteen (15) trading days immediately preceding, but not including, the date that such holder elects to convert in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of New Class B Preferred Stock.

Redemption Rights. The Company possesses the right to redeem all outstanding shares of New Class B Preferred Stock, with notice of five business days, at a redemption price determined by multiplying the Premium Rate (as defined below) by the sum of the Stated Value, accrued but unpaid dividends, and other due amounts to the holder as outlined in the Certificate of Designation of Preferences, Rights and Limitations of New Class B Preferred Stock, the Merger Agreement and Transaction Documents (as defined in the Certificate of Designation of Preferences, Rights and Limitations of New Class B Preferred Stock).

Rights Upon Fundamental Transaction. The Company is prohibited from engaging in a Fundamental Transaction (as defined in the Certificate of Designation of Preferences, Rights and Limitations of New Class B Preferred Stock) unless certain conditions are met. First, the successor entity must assume all obligations of the Company under the Certificate of Designation of Preferences, Rights and Limitations of New Class B Preferred Stock through satisfactory written agreements approved by the holder of the New Class B Preferred Stock. Second, if the Fundamental Transaction occurs within six months of the date such shares of Series B Preferred Stock were issued, the successor entity must be a publicly traded corporation listed on an eligible market. The successor entity must also confirm to the holder that upon conversion of the New Class B Preferred Stock, they will receive shares of publicly traded common stock of the successor entity equivalent to what they would have received had the conversion occurred immediately prior to the Fundamental Transaction. Additionally, the holder may choose to waive these conditions if they so wish. Finally, the Company must ensure that the Holder retains the right to receive equivalent benefits upon conversion of the New Class B Preferred Stock after the Fundamental Transaction.

Acquisition of Verde

Pursuant to the Merger Agreement, at the Effective Time (1) each holder of common stock, par value $0.001 per share, of Verde (“Verde Common Stock”) received, for every approximately 300.47 shares of Verde Common Stock, one share of our common stock, par value $0.01 per share (“Common Stock”), (2) each holder of Series A preferred stock, par value $0.001 per share, of Verde (“Verde Series A Preferred Stock”) received, for every approximately 300.47 shares of Verde Series A Preferred Stock, one share of New Class A Preferred Stock, and (3) each holder of Series C preferred stock, par value $0.001 per share, of Verde (“Verde Series C Preferred Stock”) received, for every 0.15 shares of Verde Series C Preferred Stock, one share of New Class B Preferred Stock. No fraction of a share of Common Stock, New Class A Preferred Stock or New Class B Preferred Stock was issued by virtue of the Merger, and each person who would otherwise be entitled to a fraction of a share of Common Stock, New Class A Preferred Stock or New Class B Preferred Stock (after aggregating all fractional shares of Common Stock, New Class A Preferred Stock and New Class B Preferred Stock that otherwise would be received by such holder) had the number of shares of Common Stock, New Class A Preferred Stock and New Class B Preferred Stock issued to such person rounded up in the aggregate to the nearest whole share of Common Stock, New Class A Preferred Stock or New Class B Preferred Stock. At the Effective Time, we issued 6,917,770 shares of Common Stock, 1,665 shares of New Class A Preferred Stock and 5,345 shares of New Class B Preferred Stock in connection with the Merger.

Pursuant to the Merger Agreement, at the Effective Time, we assumed all of Verde’s obligations under Verde’s common stock purchase warrant issued on January 27, 2022 (the “Verde Warrant”) and issued and delivered to the Verde Warrant holder, in exchange for the Verde Warrant, a common stock purchase warrant to purchase up to 210,195 shares of Common Stock, at an exercise price of $0.75 per share which expires on January 27, 2027 (the “Company Warrant”). The Company Warrant is subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Company Warrant.

Also in connection with the Merger, effective immediately following the Effective Time: (i) pursuant to the Merger Agreement and the side letter dated as of February 6, 2024 (the “Spartan Side Letter Agreement”) by and among the Company, Verde and Spartan Capital Securities, LLC, a New York limited liability company (“Spartan”), we issued to Spartan 5,000,000 shares of Common Stock in consideration of services Spartan provided to Verde; and (ii) pursuant to the Merger Agreement, we issued to Li Sze Tang 23,110,000 shares of Common Stock in consideration of services provided to the Company as an advisor in connection with the Merger and the other transactions contemplated in the Merger Agreement (collectively, the “Advisor Shares”). The Advisor Shares were issued and sold in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Promissory Note 1800 Diagonal Lending LLC

On May 14, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a promissory note (the “Diagonal Note”) in the principal amount of $123,050 (the “Diagonal Loan”), for a purchase price of $107,000, reflecting an original issue discount of $16,050, which matures on March 15, 2025, pursuant to a securities purchase agreement (the “Diagonal Purchase Agreement”), dated May 14, 2024, by and between the Company and Diagonal. In addition, the Company reimbursed Diagonal’s expenses of $7,000. The Diagonal Note was issued and sold, and any shares of Common Stock issued upon conversion thereof will be issued, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

A one-time interest charge of 12% of the principal amount, or $14,766, was applied on the Issue Date to the Diagonal Loan. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in ten (10) monthly payments of $13,781.60, that began on June 15, 2024, for aggregate repayment amount of $137,816.00. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid.

The Diagonal Note contains customary events of default for a transaction such as the Diagonal Loan which entitle the Diagonal Investor, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Diagonal Note. Upon an Event of Default (as defined in the Diagonal Note), interest will accrue at a default interest rate of 22%, and the Company must pay Diagonal an amount equal to the greater of (a) 150% of all amounts due and owing under the Diagonal Note and (b) the highest number of shares of Company Common Stock issuable upon conversion of such amount at the highest closing price of the Company Common Stock during the default period, among other remedies for specific events of default.

At any time following an Event of Default (as defined in the Diagonal Note), Diagonal has the right to convert all or any part of the outstanding and unpaid amount of the Diagonal Note into fully paid and non-assessable shares of Common Stock, as such shares of Common Stock exist on the Diagonal Note Issue Date, or any shares of capital stock or other securities of the Company into which such shares of Common Stock is changed or reclassified at the conversion price provided in the Diagonal Note. Diagonal is entitled to deduct $1,500 from the conversion amount in each notice of conversion to cover Diagonal’s deposit fees associated with each notice of conversion. Any additional expenses incurred by Diagonal with respect to the Company’s transfer agent, for the issuance of the shares of Common Stock into which the Diagonal Note is convertible into, will immediately and automatically be added to the balance of the Diagonal Note at such time as the expenses are incurred by Diagonal. The conversion price is equal to 65% multiplied by the lowest trading price for the shares of Common Stock during the ten (10) trading days prior to the date on which Diagonal elects to convert the Diagonal Note (representing a discount rate of 35%). The conversion of the Diagonal Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock issued and outstanding immediately after giving effect to such exercise. Failure of the Company to so convert the Diagonal Note and deliver the Common Stock when due will result in the Company paying Diagonal $2,000 per day for each day beyond such deadline.

Purchase and Sale Agreement with Private Buyer

On May 22, 2024, the Company sold certain mineral and royalty interests to a private buyer for $140,000 in cash pursuant to a purchase and sale agreement.

Securities Purchase Agreement with GHS Investments, LLC

On June 10, 2024, the Company entered into a Securities Purchase Agreement (“GHS Purchase Agreement”) with GHS, for the purchase of up to 250 shares of New Class B Preferred Stock, in a private placement at a purchase price of $1,000 per share, for aggregate gross proceeds of up to $250,000 (the “GHS 2024 Financing”).

Pursuant to the GHS Purchase Agreement (i) effective June 10, 2024, the Company issued and sold 50 shares of New Class B Preferred Stock (the “Initial Shares”) to GHS for an aggregate of $50,000 in gross proceeds (the “Initial Closing”) and issued to GHS 100 shares of New Class B Preferred Stock (the “Commitment Shares”) as an equity incentive for the purchase of the shares of New Class B Preferred Stock pursuant the GHS Purchase Agreement, including the potential issuance and sale of the Additional Shares (as defined below), and (ii) GHS agreed to purchase at one or more times, up to an aggregate of 200 additional shares of the New Class B Preferred Stock (the “Additional Shares”) at the same purchase price per share at any time prior to the one year anniversary of the date of the June GHS Purchase Agreement, subject to the satisfaction or waiver of the conditions described below (the “Additional Closings”). The Company intends to use the net proceeds from the issuance and sale of the Initial Shares and the Additional Shares for general working capital purposes.

The GHS Purchase Agreement contains customary events of defaults, representations and warranties and closing conditions for a transaction of this type. In addition, the Additional Closings are subject to satisfaction of waiver of certain conditions, including that: (i) there are no uncured Events of Default (as defined in the GHS Purchase Agreement); (ii) the closing price of the shares of Common Stock for each thirty (30) Trading Days (as defined in the GHS Purchase Agreement) prior to such Additional Closings exceeds $0.01; and (iii) there remains an effective registration statement available to GHS for the resale for the shares of Common Stock issuable upon conversion of the shares of Common Stock underlying the New Class B Preferred Stock issued under the GHS Purchase Agreement (the “Conversion Shares”). Further, pursuant to the GHS Purchase Agreement, if the Company and GHS are contemplating an Additional Closing, and each of (i) through (iii) above are met, other than (iii) as to the trading volume, GHS will only be obligated to purchase at such Additional Closing a number of shares of Class B Preferred Stock which are convertible into two hundred percent (200%) of the average daily trading volume of the shares of Common Stock for the ten (10) trading days immediately preceding the date of such Additional Closing.

Also on June 10, 2024, in connection with the GHS 2024 Financing, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Icon Capital Group LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the June 2024 Financing. Pursuant to the GHS Placement Agency Agreement, the Company agreed to pay the Placement Agent a fee equal to 2.0% of the aggregate gross proceeds raised in the GHS Financing. In connection with the Initial Closing, the Company paid the Placement Agent $1,000.

Further, pursuant to the GHS Purchase Agreement, the Company must use its reasonable best efforts to file a registration statement within 30 calendar days from the Initial Closing to register the resale of the Conversion Shares and use its reasonable best efforts to have such registration statement declared effective by the SEC within 60 calendar days from tis filing and to have such registration statement remain effective until such time as GHS no longer holds any such securities.

On August 6, 2024, we issued and sold to GHS, and GHS purchased from us, 50 Additional Shares for a total purchase price of $50,000. In connection with this issuance and sale, the Company paid the Placement Agent a fee of $1,000. The Initial Shares and Commitment Shares were issued and sold, and the Additional Shares and Conversion Shares were or will be issued, in reliance upon the exemption from registration provided in Section 4(a)(2) of the Securities Act.

Purchase and Sale Agreement with Private Seller

On June 27, 2024, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with a private seller, pursuant to which we have agreed to purchase all the rights, title and interest in and to various oil, gas, condensate, and other hydrocarbons that may be produced and saved from the lands described in certain oil, gas and mineral leases (the “Property”), for the purchase price of $220,000 in cash. The acquisition is subject to customary closing conditions, including the receipt of adequate financing, and was expected to close on or about July 26, 2024. However, the closing date was extended 90 days to September 25, 2024. Pursuant to the terms of the Purchase and Sale Agreement, we are entitled to the cash flow from oil and gas production attributable to the Property beginning on July 1, 2024. The Company is working to secure the requisite financing to complete this acquisition.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included detailed compensation information for only our three most highly compensated executive officers and have not included a compensation discussion and analysis (“CD&A”) of our executive compensation programs in this Annual Report. In addition, for so long as we are an “emerging growth company,” we will not be required to:

●	engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes;” or

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparison of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an “emerging growth company” can use the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the earliest to occur of:

●	our reporting $1 billion or more in annual gross revenues;

●	our issuance, in a three-year period, of more than $1 billion in non-convertible debt;

●	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; and

●	the last day of the fiscal year ending after the fifth anniversary of our first sale of common equity securities pursuant to a United States registration.

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

Item 1A. Risk Factors.

The Company is subject to various risks and uncertainties in the ordinary course of business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. We could also face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations and the trading price of our shares could decline. Investors should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report.

RISKS RELATING TO OUR BUSINESS

Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm on its consolidated financial statements as of and for the year ended April 30, 2024 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. The inclusion of a going concern explanatory paragraph by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. If we are unable to continue as a going concern, we might have to liquidate its assets and the values that we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We reported net losses of $1,679,708 and $782,953 for the years ended April 30, 2024 and 2023, respectively. As of April 30, 2024 and April 30, 2023, we had a total deficit of approximately $833,612 and $1,061,593, respectively, and accumulated deficit of $3,505,671 and $6,027,209, respectively.

We expect to incur net losses from continuing operations and net cash used in operating activities. We may need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased acquisition activities. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our increased operating expenses. If we are forced to reduce our operating expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including and unforeseen expenses, difficulties, complications delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, further develop our marketing efforts, and otherwise implement our growth initiatives. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue to achieve and sustain profitability. Even if we achieve profitability, it cannot be sure that we will remain profitable for any substantial period of time.

We have a very limited operating history.

We have a very limited operating history and are subject to all the risks inherent in a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a business with limited operating history, and the competitive and regulatory environment in which we operate, such as under-capitalization, personnel limitations, and limited financing sources.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

Our ability to continue our normal and planned operations and to grow and compete will depend on the availability of adequate capital. We cannot assure you that we will be able to obtain equity or debt financing on acceptable terms, or at all, to continue our normal and planned operations and to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to continue its normal and planned operations and to finance our current growth plans, take advantage of business opportunities, or respond to competitive pressures, any of which could harm our business.

Our future financial results will suffer if we do not effectively manage our assets or deploy our available capital.

Our future financial results of will suffer if we do not effectively acquire mineral and royalties as intended. If we are unable to obtain capital necessary to maintain and increase our assets, we could be required to reduce or suspend our operations or dispose of assets at inopportune time or price, which could negatively affect our financial condition, results of operations and ability to pay or sustain dividends to our stockholders.

We will need substantial additional funding to continue our operations, which could result in dilution to our stockholders. We may not be able to raise capital when needed, if at all, which could cause us to have insufficient funds to pursue our operations, or to delay, reduce or eliminate our development of new programs or commercialization efforts.

We expect to incur additional costs associated with continuing to operate as a public company and to require substantial additional funding to continue to pursue our business and continue with our expansion plans. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than expected. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity and debt investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale and issuance of equity, or securities convertible into equity, it would result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell and issue our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants that could restricting its business activities, and holders of debt instruments will likely have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on acceptable terms, it could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

Increased operating and capital costs could affect our profitability.

Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

We may seek to grow through acquisitions.

We may seek to grow through acquisitions. Factors which may affect our ability to grow successfully through acquisitions include:

●	inability to obtain financing;

●	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;

●	diversion of management’s attention from current operations;

●	the possibility that we may be adversely affected by risk factors facing the acquired companies;

●	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our Common Stock to the stockholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

●	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification that we may obtain from the seller; and

●	loss of key employees of the acquired companies.

We intend to drill new wells and re-work existing wells and governmental regulation may limit or otherwise affect the market for wells’ production and the price which may be paid for that production and could adversely affect our drilling operations.

We intend to drill new wells and re-work existing wells. However, the oil and gas business is subject to extensive governmental regulation under which, among other things, rates of production from our wells may be fixed. Governmental regulation also may limit or otherwise affect the market for wells’ production and the price which may be paid for the production and could adversely affect the day-to-day drilling operations. The nature and extent of various regulations, the nature of other political developments and their overall effect upon us are not predictable.

Our ability to utilize our net operating loss carryforwards and tax credit carryforwards may be subject to limitations.

As of April 30, 2024, we had net operating loss carryforwards and tax credit carryforwards of approximately $1.4 million. Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

Under Section 382 and Section 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We may have experienced an ownership change as a result of the Merger and may experience ownership changes in the future due to subsequent shifts in its stock ownership (some of which are outside of our control). Even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Provisions that are included in our amended and restated articles of incorporation, as amended, our amended and restated bylaws, and certain provisions under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions that are included in our amended and restated articles of incorporation, as amended, and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which the stockholders of our Common Stock might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, because our Board will be responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove its current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

●	provide that only our Board can set the authorized number of directors serving on our Board only to our Board;

●	provide that stockholders can only remove directors from our Board for cause;

●	provide that only our Board or President can call stockholder meetings;

●	authorize our Board to amend our amended and restated articles of incorporation, as amended, to increase the number of authorized shares of capital stock without stockholder approval;

●	provide that only our Board can fill vacancies on our Board; and

●	authorize our Board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board.

RISKS RELATING TO OUR INDUSTRY

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce the value of our assets.

Oil and natural gas are commodities whose prices are determined based on world demand, supply, and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact on our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Decreases in the prices of oil and natural gas may have a material adverse effect on our assets and our cash flows.

Economic and political conditions may cause fluctuations of the future prices, supply, and demand for oil and gas, which may negatively affect our revenues.

Revenues generated from our oil and gas production activities in the oil and gas industry will be highly dependent upon the future prices and demand for oil and gas. Factors which may affect prices and demand for oil and gas include, but are not limited to, the worldwide supply of oil and gas; the price of oil and gas produced in the United States or imported from foreign countries; consumer demand for oil and gas; the price and availability of alternative fuels; federal and state regulation; and general, national and worldwide economic political conditions.

Changes in the regulatory environment could have a material adverse effect on our business.

Changes in the regulatory environment could have a material adverse effect on our business. Our exploration, development, production and marketing operations are subject to extensive environmental regulation at the federal, state and local levels including those governing emissions to air, wastewater discharges, hazardous and solid wastes, remediation of contaminated soil and groundwater, protection of surface and groundwater, land reclamation and preservation of natural resources. Under these laws and regulations, we could be held liable for personal injuries, property damage and other damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties, including the assessment of natural resource damages. Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and natural gas wells and related facilities. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects, leading to delays, which could have an adverse effect to our daily operations.

Price declines may result in reduced profits. Price declines may result in reduced profits.

Commodity prices have a significant impact on the present value of our operations. To the extent oil and gas price declines indicate a reduction of the estimated useful life or estimated future cash flows of our assets, our assets may be impaired.

RISKS RELATING TO THE OWNERSHIP OF OUR COMMON STOCK

We are a public company, but our Common Stock is traded on the OTCQB, and as such, an active, liquid, and orderly market for our Common Stock may not develop, and you may not be able to sell your shares of Common Stock. The market price of our Common Stock may be highly volatile, and you may not be able to sell your shares.

The trading price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●	our failure to increase or generate revenues;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by our competitors;

●	our ability to effectively manage growth;

●	the size and growth of our target markets;

●	actual or anticipated quarterly variations in our or our competitors’ results of operations;

●	failure to meet estimates or recommendations by securities analysts who cover our stock;

●	failure to meet our own financial estimates;

●	accusations that we have violated a law or regulation;

●	changes in our operations;

●	significant litigation, including stockholder litigation;

●	our cash position;

●	any delay in any regulatory filings for our or future operations and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such operations;

●	adverse regulatory decisions, including failure to receive regulatory approval or clearance of our planned and future operations or maintain regulatory approval or clearance for our existing operations;

●	changes in laws or regulations applicable to our operations;

●	our inability to establish and maintain collaborations if needed;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of large blocks of our Common Stock, including sales by our executive officers, directors, and significant stockholders;

●	trading volume of our Common Stock;

●	additions or departures of key personnel;

●	changes in accounting principles;

●	ineffectiveness of our internal controls;

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general and the market for exploration and production companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the factors that may materially affect the market price of shares of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate, or sales of shares of our Common Stock. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially adversely affect our business, financial condition, and results of operations.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, its business or its market, its stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our Common Stock and such lack of research coverage may adversely affect the market price of our Common Stock. In the event that we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price our Common Stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on it regularly, demand for our Common Stock could decrease, which in turn could cause its stock price or trading volume to decline.

Our management has broad discretion in the use of the cash and cash equivalents of the Company and may invest or spend cash and cash equivalents of the Company in ways with which you do not agree and in ways that may not increase the value of your investment.

Our management has broad discretion over the use of the cash and cash equivalents of the Company. You may not agree with our decisions, and its use cash and cash equivalents of the Company may not yield any return on your investment in the Company. Our failure to apply Company resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return for stockholders, if any, on such stockholder’s investment in the Company. Investors do not have the opportunity to influence our decisions on how to use our cash resources.

Future issuances of debt or equity securities may adversely affect our stockholders.

Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include shares of common and preferred stock. The interests of our existing stockholders could be diluted if we issue additional equity securities to finance future acquisitions, to repay indebtedness or for other reasons. In addition, if we decide in the future to issue debt or equity securities that rank senior to shares of our Common Stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Currently, the certificates of designation for our New Class A Preferred Stock and our New Class B Preferred Stock contain covenants that may also restrict our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Common Stock and may result in further dilution to our stockholders. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus, our stockholders will bear the risk of our future offerings reducing the market price of shares of the Common Stock and diluting the value of their investments.

Our amended and restated articles of incorporation, as amended, provide that the courts of the State of Nevada are the exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated articles of incorporation, as amended, provide that, unless we consent in writing to the selection of an alternative forum, the courts of the State of Nevada, are the sole and exclusive forum for the following types of proceedings: (1) any derivative action or proceeding brought our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Nevada Revised Statutes, as amended (“NRS”) or as to which the NRS confers jurisdiction on the courts of the State of Nevada or (4) any action asserting a claim arising pursuant to any provision of our amended and restated articles of incorporation, as amended, (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. This choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which federal courts have exclusive jurisdiction.

This exclusive forum provision may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees and stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated articles of incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

Our internal control over financial reporting is not currently effective and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

We are required to design and maintain internal controls over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). Our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

Our management assessed the effectiveness of its internal control over financial reporting as of April 30, 2024. Our management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment, our management concluded that, as of April 30, 2024, our internal control over financial reporting was ineffective based on these criteria as, due to our limited staff, we do not have effective policies and procedures in place to provide adequate, independent oversight over financial reporting, timely preparation and review of accounting records. In addition, we currently do not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Our management has concluded that, due to such material weakness, our internal controls over financial reporting were not effective as of April 30, 2024. Our management believes that these material weaknesses did not have an effect on our financial results. However, our management believes that these material weaknesses resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. Our management recognizes that our controls and procedures would be substantially improved if we had adequate staffing and an audit committee and as such is actively seeking to remediate this issue.

As we grow and our operations increase, it is important for management to establish, document and communicate consistent processes over financial reporting to ensure accuracy over financial data and to prevent and detect fraud. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, as we grow and operations increase and as sufficient funds become available to it, we plan to increase our personnel resources and technical accounting expertise within the accounting function, including hiring a chief financial officer, to allow for sufficient oversight and segregation of duties consistent with control objectives; and recruit and appoint one or more outside directors to serve on our Board, who shall be appointed to an audit committee resulting in a fully functioning audit committee, who will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management.

Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting. If the material weakness is not adequately remedied, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Common Stock. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect the price of our securities.

Some provisions of our amended and restated articles of incorporation, as amended, may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Under our amended and restated articles of incorporation, as amended, our Board will be able to issue additional shares of common or preferred stock without a future stockholder vote. This makes it possible for the our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment us. Specifically, if in the due exercise of its fiduciary obligations, our Board were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group; or

●	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent our Board.

Nevada Anti-Takeover Law may discourage acquirers and eliminate a potentially beneficial sale for our stockholders.

We are subject to the provisions of Sections 78.411 to 78.444, inclusive, of the NRS known as the “business combination” statute. This statute prevents many Nevada corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 5% of our assets, and an interested stockholder includes a stockholder who owns 10% or more of our outstanding voting stock, as well as affiliates and associates of these persons that, within two years prior to the combination, beneficially owned such percentage of the voting power. Under these provisions, this type of business combination is prohibited for up to four years following the date that the stockholder became an interested stockholder unless the transaction in which the stockholder became an interested stockholder is approved by the board of directors prior to the date the interested stockholder attained that status. Where the person becoming an interested stockholder was not approved in advance by the board of directors, the Nevada business combination statute imposes a basic moratorium of two years on business combinations unless they are approved by the board of directors and stockholders owning at least 60% of the outstanding voting power not beneficially owned by the interested stockholder and its affiliates and associates. After the two-year period, but before four years, combinations remain prohibited but may also be permitted if the interested stockholder satisfies certain requirements with respect to the aggregate consideration to be received by holders of outstanding shares in the combination.

We are also subject to the “acquisition of controlling interest” provisions of Sections 78.378 through 78.3793, inclusive, of the NRS, also known as the “control share” statute, which apply to “issuing corporations” that are Nevada corporations doing business, directly or through an affiliate, in Nevada, and having at least 200 stockholders of record, including at least 100 of whom have addresses in Nevada appearing on the stock ledger of the corporation. Under that statute, any person who acquires a controlling interest in a corporation may not exercise voting rights of any control shares unless such voting rights are conferred by a majority vote of the disinterested stockholders of the issuing corporation at a special meeting of such stockholders held upon the request and at the expense of the acquiring person. The statute applies to acquisition of a “controlling interest” in ownership of outstanding voting shares of an issuing corporation sufficient to enable the acquiring person, individually or in association with others, directly or indirectly, to exercise (i) one fifth or more but less than one third, (ii) one third or more but less than a majority or (iii) a majority or more of the voting power of the issuing corporation in the election of directors, and voting rights must be conferred by a majority of the disinterested stockholders as each threshold is reached and/or exceeded. In the event that the control shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any stockholder, other than the acquiring person, who does not vote in favor of authorizing voting rights for the control shares is entitled to demand payment for the fair value of such person’s shares, and the corporation must comply with the demand. The Nevada control share statute does not apply to any acquisition of a controlling interest in an issuing corporation if the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by the acquiring person provide that the provisions of those sections do not apply to the corporation or to an acquisition of a controlling interest specifically by types of existing or future stockholders, whether or not identified. Therefore, the board of directors of a Nevada corporation usually may unilaterally avoid the imposition of burdens imposed by the control share statute by amending the bylaws of the corporation in connection with a transaction. A Nevada corporation may impose stricter requirements if it so desires.

These statutes could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Scott Cox has the ability to control or significantly influence all matters submitted to our stockholders for approval.

Scott Cox, our President, Chief Executive Officer and Chief Financial Officer and sole director, owns, in the aggregate, beneficially own 62.42% of the voting power of our outstanding shares of capital stock entitled to vote on matters submitted to our stockholders. As a result, Mr. Cox will be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Cox will be able to control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

Because we do not intend to pay any cash dividends on shares of Common Stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of our Board and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as our Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Shares of Common Stock are subject to the “penny stock” rules of the SEC, and the trading market of our securities is limited, which makes transactions in its stock cumbersome and may reduce the value of an investment in its stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of shares of Common Stock and may cause a decline in the market value of the Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of our Common Stock subject to stock options outstanding and reserved for issuance under our equity incentive plans will be registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline.

GENERAL RISK FACTORS

We are an emerging growth company, and it cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we became a public company, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our public offering, (b) in which we has total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Common Stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules subsequently adopted by the SEC to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring that we evaluate and determine the effectiveness of our internal control over financial reporting, which began with our annual report for the year ending April 30, 2019. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years after we became a public company. We intend to take advantage of this legislation but cannot guarantee that it will not be required to implement these requirements sooner than anticipated or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, it could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs that we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees, or as executive officers.

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

Unfavorable general economic conditions may materially adversely affect our business.

While it is challenging to forecast how general economic conditions will affect our business, these conditions could lead to reduced customer demand, potentially causing our revenue to decline. Also, our customers that are especially reliant on the credit and capital markets may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. Moreover, we rely on obtaining additional capital and/or additional funding to provide working capital to support our operations. We regularly evaluate alternative financing sources. Further changes in the commercial capital markets or in the financial stability of our investors and creditors may impact the ability of our investors and creditors to provide additional financing. For these reasons, among others, if the economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Given the size of our company and the nature of our operations, we do not believe that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption. Our management is generally responsible for assessing and managing any cybersecurity threats.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board for further actions, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board deems appropriate to take.

Item 2. Properties.

As of August 13, 2024, we had mineral and royalty interests in several properties across seven (7) U.S. states. A total of three hundred and ninety-three (393) reserves cases have been identified and evaluated. These include producing, non-producing and undeveloped wells or leases. As of August 13, 2024, these interests entitled us to receive royalty payments from the producing wells on the acreage underlying our royalties, with no additional future capital or operating expenses required.

Comparison of Types of Interests

Royalty Interest. Royalty interests generally result when the owner of a mineral interest leases the underlying minerals to a working interest holder pursuant to an oil and gas lease. Typically, the resulting royalty interest is a cost-free percentage of production revenues for minerals extracted from the acreage. Holders of royalty interests are generally not responsible for capital expenditures or lease operating expenses, but may be responsible for certain post-production expenses, and typically have limited environmental liability. Royalty interests expire upon the expiration of the oil and gas lease.

Mineral Interest. Mineral interests are perpetual rights of the owner to exploit, mine, and/or produce any or all of the minerals lying below the surface of the property. The holder of a mineral interest has the right to lease the minerals to a working interest holder pursuant to an oil and gas lease.

Non-Participating Royalty Interest (“NPRI”). NPRI is an interest in oil and gas production that is created from the mineral estate. The NPRI is expense-free, bearing no operational costs of production. The term “non-participating” indicates that the interest owner does not share in the bonus, rentals from a lease, nor the right to participate in the execution of oil and gas leases.

Working Interest. Working interest holders have the rights to extract minerals from acreage leased pursuant to an oil and gas lease from a mineral interest holder. Holders of working interests are responsible for their pro rata share of capital expenditures and lease operating expenses, but holders of working interests only receive revenues after distributions have first been made to holders of royalty interests and Overriding Royalty Interests (“ORRIs”). Working interests expire upon the termination or expiration of the underlying oil and gas lease.

Overriding Royalty Interest. ORRIs are created by carving out the right to receive royalties from a working interest. Like royalty interests, ORRIs do not confer an obligation to make capital expenditures or pay for lease operating expenses and have limited environmental liability, however ORRIs may be calculated net of post-production expenses, depending on how the ORRI is structured. ORRIs that are carved out of working interests are linked to the same underlying oil and gas lease that created the working interest, and therefore, such ORRIs are typically subject to expiration upon the expiration or termination of the oil and gas lease.

OIL AND NATURAL GAS DATA

This section presents information regarding Verde’s oil and natural gas reserve estimates as of April 30, 2024, which were acquired by the Company in the Merger and are not reflected in the Company’s audited consolidated financial statements for the year ended April 30, 2024 included in this Annual Report. Throughout this section, unless otherwise indicated or the context otherwise requires, references to “we”, “our”, “us”, “Verde” or the “Company” refer to Verde.

Reserves Presentation

The reserves estimates as of April 30, 2024, shown herein, have been independently evaluated by Mire Petroleum Consultants. Kurt Mire is a senior reservoir and production engineer with thirty-five (35) years of experience in E&P. This experience has been gained at major and independent oil companies and by projects done for Tier 1 consulting firms Ryder Scott Company and Netherland, Sewell & Associates. Domestic experience includes Louisiana, Texas, Gulf of Mexico, Mid-Continent, and Rocky Mountains. International experience includes Mexico, South America, Iraq and Trinidad. He has proven skills in reservoir and production engineering, operations, reserves estimation, Monte Carol simulation, nodal analysis, field studies, project management and property evaluations.

Proved Reserves

Evaluation and Review of Reserves

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of April 30, 2024, were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy, or a combination of both methods. 100% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

To estimate economically recoverable proved reserves and related future net cash flows, our management considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical, and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves included production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, available seismic data and historical well cost and operating expense data.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

●	review and verification of historical production data, which data is based on actual production as reported by our operators;

●	preparation of reserve estimates; and

●	no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of April 30, 2024. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserves report letter are located in the continental United States.(1)(2)

Verde Bio Holdings, Inc.

As of May 1, 2024

	Gross Reserves		Net Reserves		Net Revenue	Taxes	Non-disc. Cashflow	Disc. Cashflow (10%)	Life
Category	Oil (MBO)	Gas (MMCF)	Oil (MBO)	Gas (MMCF)	M$	M$	M$	M$	Years
Proved Developed Producing	17,331	431,290	11.2	197.1	1,583.3	106.2	1,447.1	819.1	48.5
Probable Undeveloped	345	1,779	3.7	3.9	295.5	36.0	259.4	163.3	34.2
Possible Undeveloped	2,256	41,178	4.8	22.6	441.4	43.4	398.0	252.6	50.0
Total 3P	19,932	474,246	19.6	223.6	2,320.1	185.6	2,134.5	1,235.0	50.0

(1)	Estimates of reserves as of April 30, 2024, were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended April 30, 2024 in accordance with revised SEC rules and regulations applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $77.48 per Bbl for oil and $2.45 per Mcf for natural gas at April 30, 2024. The price per Bbl for natural gas liquids was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent Royalties in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)	In this Annual Report, we have disclosed our PV-10 based on our reserve report. PV-10 represents the period end present value of estimated future cash inflows from our natural gas and crude oil reserves, less production costs, discounted at 10% per annum to reflect timing of future cash flows and using SEC pricing requirements in effect at the end of the period. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. PV-10 differs from standardized measure because it does not include the effects of income taxes. Neither PV-10 nor standardized measure represents an estimate of fair market value of our natural gas and oil properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of estimated reserves held by companies without regard to the specific tax characteristics of such entities.

As of April 30, 2024, our historical proved developed reserves totaled 11,150 MBbls of oil and 197,090 MMcf of natural gas. Of the total proved developed reserves, 100% are producing and the remaining 0% are from wells that have been stimulated but are not yet producing hydrocarbons.

The foregoing reserves are all located within the continental United States. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs. See “Risk Factors” in this Annual Report. We have not filed any estimates of total, proved net oil or natural gas reserves with any federal authority or agency other than the SEC.

Proved Undeveloped Reserves

As of April 30, 2024, our historical proved undeveloped reserves totaled 11,150 MBbls of oil and 197,090 MMcf of natural gas. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

Item 3. Legal Proceedings.

We are not aware of any material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial stockholders, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently quoted on the OTC Markets. Our Common Stock is quoted on the OTC Markets. Our Common Stock is traded under the symbol “FOMI”. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Holders of Record

As of August 12, 2024, there were 99 holders of record of our Common Stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Equity Repurchases

None.

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Until November 2023, the Company was a medical technology or “MedTech” company that supplied a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. The Company’s patented method is called ExaBreath, and it can collect, extract, detect and identify non-volatile compounds present in exhaled breath by utilizing existing lab-based testing infrastructure and procedures. ExaBreath is applicable in toxicology, pharmacology, and clinical biochemistry. Sensabues, the Company’s wholly-owned subsidiary, owns the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. During the nine months ended January 31, 2024, due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, the management of the Company believed that the current business of commercializing the exhale breath technology patents was no longer feasible. The Company began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. Since then, management of the Company has been in the process of establishing a new business segment to develop energy related businesses which led to the entry into that certain Merger Agreement, providing for the Merger. At the Effective Time of the Merger, Merger Sub merged with and into Verde, with Verde surviving as a direct, wholly owned subsidiary of the Company. Following the Merger, effective at 5:00 p.m., Eastern Time, on May 9, 2024, Verde was merged with and into the Company and ceased to exist and the Company changed our name to “Formation Minerals, Inc.”. Following the Merger, the Company is focused on the acquisition of and exploitation of upstream energy assets, specifically targeting oil and gas mineral interests, oil and gas royalty interests and select non-operated working interests.

Competition

The oil and natural gas industry is intensely competitive, and some of the companies we compete with have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.

Our ability to acquire additional mineral, royalty and similar interests in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for these and other oil and natural gas properties. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, and fuel oils. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for our operators in meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

Regulation

The following disclosure describes regulation more directly associated with operators of oil and natural gas properties, including our current operators, and other owners of working interests in oil and natural gas properties. To the extent we elect in the future to engage in the exploration, development and production of oil and natural gas properties, we would be directly subject to the same regulations described below.

Oil and natural gas operations are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases the cost of doing business.

Environmental Matters

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous federal, state, and local governmental agencies, such as the Environmental Protection Agency (“EPA”), issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. The strict and joint and several liability nature of such laws and regulations could impose liability upon responsible parties (including the operators of the acreage underlying our Royalties) regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal, or cleanup requirements could materially adversely affect Falcon’s business and prospects.

Waste Handling

The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development, and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non- hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development, and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute “solid wastes” that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to require oil and natural gas exploration, development, and production wastes to become subject to more stringent waste handling requirements. Any changes in the laws and regulations could have a material adverse effect on our operators’ capital expenditures and operating expenses, which in turn could affect production from our properties and adversely affect our business and prospects.

Remediation of Hazardous Substances

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and analogous state laws, generally impose strict and joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In addition, the risk of accidental spills or releases could expose the operators of the acreage underlying Falcon’s Royalties to significant liabilities that could have a material adverse effect on the operators’ businesses, financial condition, and results of operations. Liability for any contamination under these laws could require the operators of the acreage underlying Falcon’s Royalties to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and may otherwise have a material adverse effect on their results of operations, competitive position, or financial condition.

Water Discharges

The Federal Water Pollution Control Act of 1972, also known as the “Clean Water Act” (“CWA”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States (“WOTUS”). Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. Most recently, on January 23, 2020, the EPA and Corps replaced the WOTUS rule adopted in 2015 with the narrower Navigable Waters Protection Rule, and litigation is expected.

Therefore, the scope of jurisdiction under the CWA is uncertain at this time, and any increase in scope could result in increased costs or delays with respect to obtaining permits for certain activities for our operators. In addition, spill prevention, control, and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.

The OPA is the primary federal law for oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subjects owners of facilities to strict, joint, and several liability for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil into surface waters.

In addition, the SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that presents an imminent and substantial endangerment to humans, which could result in orders prohibiting or limiting the operations of oil and natural gas production facilities. The EPA has asserted regulatory authority pursuant to the SDWA’s Underground Injection Control (“UIC”) program over hydraulic fracturing activities involving the use of diesel fuel in fracturing fluids and issued guidance covering such activities. The SDWA also regulates saltwater disposal wells under the UIC Program. Recent concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits on the total volume of produced water such wells can dispose of order disposal wells to cease operations, or limited the construction of new wells. These seismic events have also resulted in environmental groups and local residents filing lawsuits against operators in areas where the events occur seeking damages and injunctions limiting or prohibiting saltwater disposal well construction activities and operations. A lack of saltwater disposal wells in production areas could result in increased disposal costs for our operators if they are forced to transport produced water by truck, pipeline, or other method over long distances, or force them to curtail operations.

Noncompliance with the Clean Water Act, SDWA, or the OPA may result in substantial administrative, civil, and criminal penalties, as well as injunctive obligations, all of which could affect production from our properties and adversely affect our business and prospects.

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards, and the agency completed attainment/non-attainment designations in July 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay, or prohibit the ability of our operators to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Separately, in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for oil and natural gas producers and impact production on our properties, and federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas exploration and development projects. All of these factors could impact production on our properties and adversely affect our business and results of operations.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and in foreign countries, numerous proposals have been made and could continue to be made at the international, national, regional, and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our operators are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the current administration has highlighted addressing climate change as a priority and has issued several executive orders addressing climate change, including one that calls for substantial action on climate change, such as the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The current administration has also issued an executive order calling for the suspension, revision, or rescission, of a September 2020 rule rescinding certain methane standards and removing transmission and storage segments from the source category for certain regulations, and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored “Paris Agreement,” requires member states to submit non-binding, individually determined reduction goals every five years after 2020. Although the United States had withdrawn from the Paris Agreement, the current administration recently recommitted the United States to the agreement by executive order. However, the impacts of this executive order and the terms of any legislation or regulation to implement the United States’ commitment remain unclear at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate-change-related pledges made by some candidates now in political office. These have included promises to limit emissions and curtail certain production of oil and natural gas. Other actions that could be pursued by the current administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.

There are also increasing financial risks for fossil fuel producers as stockholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve recently joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector.

Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of our interests. Additionally, political, litigation, and financial risks may result in our oil and natural gas operators restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of our interests. One or more of these developments could have a material adverse effect on our business, financial condition, or results of operation.

Regulation of Hydraulic Fracturing

The process of hydraulic fracturing involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions, but recently the EPA and other federal agencies have asserted jurisdiction over certain aspects of hydraulic fracturing. For example, the EPA issued effluent limitation guidelines in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. The EPA has not proposed to take any action in response to the report’s findings.

Several states where we own interests in oil and gas producing properties, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. For example, Texas has imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. These existing or any new legal requirements establishing seismic permitting requirements or similar restrictions on the construction or operation of disposal wells for the injection of produced water likely will result in added costs to comply and affect our operators’ rate of production, which in turn could have a material adverse effect on our results of operations and financial position. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators may incur substantial costs to comply with these requirements, which may be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.

There has been increasing public controversy regarding hydraulic fracturing with regard to increased risks of induced seismicity, the use of fracturing fluids, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic-fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, those laws could make it more difficult or costly for our operators to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities on our properties could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, and also to attendant permitting delays and potential increases in costs. Legislative changes could cause operators to incur substantial compliance costs. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

Endangered Species Act

Some of the operations on acreage underlying our Royalties may be located in areas that are designated as habitats for endangered or threatened species under the Endangered Species Act. In February 2016, the U.S. Fish and Wildlife Service published a final policy that alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, the U.S. Fish and Wildlife Service continues to make listing decisions and critical habitat designations where necessary, including for over 250 species as required under a 2011 settlement approved by the U.S. District Court for the District of Columbia, and many hundreds of additional anticipated listing decisions have already been identified beyond those recognized in the 2011 settlement. The designation of previously unprotected species as being endangered or threatened, if located in the areas where we have Royalties, could cause the operators of the operations on the acreage underlying our Royalties to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases the cost of doing business, these burdens generally do not affect the Company any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities, and locations of production.

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage, and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. The Company cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on Falcon’s operations. Sales of condensate and oil and natural gas liquids are not currently regulated and are made at market prices.

Drilling and Production

The operations of the Company’s operators are subject to various types of regulation at the federal, state, and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which the Company operates also regulate one or more of the following:

●	the location of wells;

●	the method of drilling and casing wells;

●	the timing of construction or drilling activities, including seasonal wildlife closures;

●	the rates of production or “allowables”;

●	the surface use and restoration of properties upon which wells are drilled;

●	the plugging and abandoning of wells; and

●	notice to, and consultation with, surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce the Company’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas that the Company’s operators can produce from our wells or limit the number of wells or the locations at which operators can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but we cannot assure you that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from our wells, negatively affect the economics of production from these wells or to limit the number of locations operators can drill.

Federal, state, and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where the operators of the acreage underlying our Royalties operate. The U.S. Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the U.S. Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

Natural Gas Sales and Transportation

Historically, federal legislation and regulatory controls have affected the price and marketing of natural gas. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales.” Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which our operators may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that our operators produce, as well as the revenues our operators receive for sales of natural gas and release of natural gas pipeline capacity. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers, and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas-related activities.

Under FERC’s current regulatory regime, transmission services must be provided on an open-access, nondiscriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in-state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although its policy is still in flux, FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our operators’ costs of transporting gas to point-of-sale locations.

Oil Sales and Transportation

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Crude oil sales are affected by the availability, terms, and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act and intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any materially different way than such regulation will affect the operations of our competitors.

Further, interstate, and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by portioning provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to our operators to the same extent as to the Company or their competitors.

State Regulation

Texas regulates the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on the market value of oil production and a 7.5% severance tax on the market value of natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations our operators can drill.

The petroleum industry is also subject to compliance with various other federal, state, and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us. Our offices are currently located at P.O. Box 67, Jacksboro, Texas 76458, and our telephone number is (972) 217-4080. We do not foresee any significant difficulties in obtaining any required additional space.

Critical accounting policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States Dollars. Significant accounting policies are summarized below:

(a)	Revenue recognition

Until November 1, 2023, the Company sold devices with collection mechanism for biological samples based upon exhaled breath. Revenue comprises devices delivered to the Company’s customers. The Company has had nominal revenue since inception and ceased including revenue in the Company’s consolidated statement of operation from November 1, 2023 when the Company lost control of SensaBues.

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

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and stockholders loans financing completed by the Company during years ended April 30, 2024 and 2023 that were held in an escrow account.

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

The functional currency of Sensabues is the Swedish Krona (“SEK”) and the US-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of the audited consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Pursuant to the deconsolidation of SensaBues as of November 1, 2023, the foreign currency translation adjustments were no longer applicable to the Company at April 30, 2024.

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

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 - Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Company common stock, par value $0.01 per share (“common shares”) outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at April 30, 2024 or April 30, 2023.

(l)	Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Until November 1, 2023, all revenues are currently earned in Sweden and significantly all of the assets of the Company are used for the Company’s medical device design and research and distribution activities that is carried out in Sweden. Until November 1, 2023, the Company had one reportable segment and operating segment: Medical device design and research and distribution. During the three months ended January 31, 2024, the Company began winding-up the business of Sensabues and entered into the Merger Agreement. For the year ended April 30, 2024, the Company had one reportable segment and operating section.

(m)	Recently issued accounting pronouncements

On March 28, 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 is designed to clarify the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the fourth quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

RESULTS OF OPERATIONS

Revenue

	April 30, 2024 $	April 30, 2023 $
Revenue	1,146	4,417

Expenses

	April 30, 2024 $	April 30, 2023 $
General and administrative expense	(1,147,258)	(617,175)
Research and development expense	(10,145)	(161,922)
Total operating expenses	(1,157,403)	(779,097)

Working Capital

	April 30, 2024 $	April 30, 2023 $
Current Assets	14,805	39,646
Current Liabilities	848,417	1,101,239
Working Capital (Deficit)	(833,612)	(1,061,593)

Cash Flows

	April 30, 2024 $	April 30, 2023 $
Cash Flows used in Operating Activities	(206,758)	(435,375)
Cash Flows used in Investing Activities	(26,786)	—
Cash Flows from Financing Activities	189,875	40,024

Comparison of the Years Ended April 30, 2024, and April 30, 2023

Assets, Liabilities and Working Capital

As of April 30, 2024, the Company had no cash and total assets of $14,805 compared to cash of $26,786 and total assets of $39,646 as at April 30, 2023. The decrease in cash was primarily due to the winding up of Sensabues in the 2024 fiscal year and resulting deconsolidation of Sensabues’ cash balance from the Company’s consolidated financial statements.

As of April 30, 2024, the Company had total liabilities of $848,417 compared to total liabilities of $1,101,239 as at April 30, 2023. The decrease in total liabilities was primarily due to the winding up of Sensabues in the 2024 fiscal year and resulting deconsolidation of Sensabues’ liabilities balance from the Company’s consolidated financial statements.

As of April 30, 2024, the Company had a working capital deficit of $833,612 compared to a working capital deficit of $1,061,593 as of April 30, 2023. The decrease in the working capital deficit from prior year was primarily due to the winding up of Sensabues in the 2024 fiscal year and resulting deconsolidation of Sensabues’ cash and liabilities balances from the Company’s consolidated financial statements.

Revenues

During the year ended April 30, 2024, the Company recorded revenues of $1,146 compared to revenues of $4,417 during the year ended April 30, 2023, a decrease of $3,271. Revenues were derived from selling medical devices. The Company’s revenue activity was conducted by its then-subsidiary, Sensabues. During the year ended April 30, 2024, the financial results of Sensabues were deconsolidated from our financial statements as of November 1, 2023. The decrease in revenues from the 2023 fiscal year is due to the winding up of Senabues and resulting six months of revenue generating activity in the 2024 fiscal year.

Expenses and Net Loss

During the year ended April 30, 2024, the Company recorded general and administrative expenses of $1,147,258 compared to $530,083 during the year ended April 30, 2023, an increase of $530,083. The increase in general and administrative expenses was due in part to an increase in share-based compensation expense and professional fees during the 2024 fiscal year, as well as a decrease in research and development expenses from $161,922 for the 2023 fiscal year to $10,145 for the year ended April 30, 2024. The research and development expenses were incurred to maintain the Company’ patents. As a result of the Company’s winding up of Sensabues and changing its business model and future operating strategy, the Company spent significantly less in research and development expenses when compared to year ended April 30, 2023.

Net loss for the year ended April 30, 2024 was $1,679,708 as compared to $782,953 during the year ended April 30, 2023. The Company saw a decrease in interest and finance charges from $8,237 in fiscal year 2023 to $4,009 in fiscal year 2024. The increase to net loss was primarily due to an increase in share-based compensation expense in the amount of $773,199 in the 2024 fiscal year compared to $167,695 for the 2023 fiscal year and a loss recognized upon deconsolidation of Sensabues in the amount of $519,442 in the 2024 fiscal year, partially offset by a decrease in research and development expense in the amount of $10,145 in the 2024 fiscal year as compared to $161,922 for the 2023 fiscal year and a decrease in other general and administrative expense due to reduced operations in the 2024 fiscal year.

For the year ended April 30, 2024, the Company recorded a loss per share of $0.030, which represented an increase of $0.021 compared to the 2023 fiscal year, primarily due to the increase in net loss attributable to the Company of $1,667,907 in the 2024 fiscal year as compared with $766,058 in the 2023 fiscal year.

Cash Flows from Operating Activities

During the year ended April 30, 2024, the Company used $206,758 of cash for operating activities compared with $435,375 cash for operating activities during the year ended April 30, 2023. The decrease in cash used for operating activities was primarily due to the fact that the cash used for Sensabues’ operation in the 2024 fiscal year was only included for a six month period up to the date of Sensabues’ deconsolidation as of November 1, 2024.

Cash Flows from Investing Activities

During the year ended April 30, 2024, the Company used $26,786 of cash in investing activities compared to the use of $Nil for investing activities during the year ended April 30, 2023. The increase in cash used in investing activities was due to the deconsolidation of Sensabues.

Cash Flows from Financing Activities

During the year ended April 30, 2024, the Company received $189,875 of proceeds from financing activities compared to proceeds of $40,024 during the year ended April 30, 2023. The increase in proceeds from financing activities was due to the receipt of working capital loans provided by certain stockholders and a third party in the fiscal year ended April 30, 2024.

Liquidity and Capital Resources

As of April 30, 2024, the Company had no cash and total assets of $14,805 compared to cash of $26,786 and total assets of $39,646 as at April 30, 2023.

Since the closing of the Merger, our management has been focused on developing our energy-related businesses, including continuing with Verde’s business plan of acquiring and managing cash flowing, oil and gas minerals and royalties, which management expects will present new opportunities in the oil, gas and mineral industries, increasing our presence and reputation in the energy space more broadly. In addition, since the closing of the Merger the Company has received notice that over eight (8) new wells were in the process of being brought online on our oil and gas properties. The main areas of these new wells being brought online and new development continue to be on the Company’s Permian Basin and Haynesville Shales properties which management believes adds concrete, new oil and gas development assets to the Company’s portfolio. Management continues to actively manage its portfolio to maximize stockholder value, including by identifying potential sales of non-core assets to allow for the reinvestment of those proceeds into the higher growth areas. In May 2024, the Company sold five lower-performing, non-core assets for $140,000 in cash and is working to reinvest the proceeds into better performing royalty properties. In addition, since the closing of the Merger, we have completed three capital raises, raising gross proceeds of approximately $210,000, with the potential for an additional $150,000. See “Recent Developments” in this Annual Report.

Our principal cash requirements are to finance the growth of our operations, including working capital and capital expenditures and for other general corporate purposes. Our future capital requirements will depend on many factors, including our acquisition pipeline and revenue growth. Equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained. The Company expects to continue to finance its future operations primarily through the stockholders of the Company, through the incurrence of debt, through public offerings and through other strategic financing opportunities. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, certain stockholders of the Company have indicated their intent and ability to provide additional equity financing. Absent additional capital raising, we do not believe that our existing cash and cash equivalents and sources of liquidity will be sufficient to fund our operations for at least the next 12 months.

Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any acquisitions and activities. The Company has incurred recurring losses from operations, and as at April 30, 2024 and April 30, 2023, had an accumulated deficit of $3,505,671 and $6,027,209, respectively, and a working capital deficiency of $833,612 and $1,061,593, respectively. During the year ended April 30, 2023, the Company obtained working capital loans from related parties in the amount of $39,979. During the year ended April 30, 2024, the Company obtained working capital loans from related parties and a third party in the amount of $189,875. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on the Company’s ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. The consolidated financial statements included in this Annual Report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 appears after the signature page to this Annual Report as a separate section beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of April 30, 2024, our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2024. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of April 30, 2024, our internal control over financial reporting is ineffective based on these criteria as, due the Company’s limited staff, the Company does not have effective policies and procedures in place to provide adequate, independent oversight over financial reporting, timely preparation and review of accounting records. In addition, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the year end April 30, 2024 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has one director who holds office, in accordance with the Company’s amended and restated bylaws, until the next annual meeting of our stockholders or until his successors has been elected and qualified, or until his earlier death, resignation or removal. The executive officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office.

The following table sets forth certain information for the directors and officers of the Company.

Name	Age	Position	Since
Scott A. Cox	52	Director, President, Chief Executive Officer, Chief Financial Officer	2024(1)

(1)	Mr. Cox was appointed as the Company’s sole director and President, Chief Executive Officer and Chief Financial Officer effective immediately after the Effective Time.

Scott A. Cox has served as the Company’s sole director and President, Chief Executive Officer and Chief Financial Officer since May 9, 2024. Mr. Cox served as Chief Executive Officer and sole director of Verde from November 20, 2019 to May 9, 2024. Since September 2023, Mr. Cox also serves as a director and the interim Chief Executive Officer of THC Therapeutics, Inc. (OTC: THCT), a company focusing on becoming a consolidation catalyst in the cannabis industry and modern healthcare space through mergers and acquisitions. Mr. Cox served as the President and Chief Operating Officer of NewBridge Global Ventures, Inc, (OTC: NBGV) from October 2017 to September 2018, where he led a transition into the legal cannabis space and the successful merger with a family owned consortium of companies. Since October 2015, Mr. Cox has served as a Principal in Basin Capital, Inc., a private family office focused on the acquisition and divestiture of oil and gas properties and various entrepreneurial ventures. Prior to Basin Capital, from July 2013 to October 2015, Mr. Cox served in various private and public companies in oil and gas and other sectors and in a number of entrepreneurial ventures. Mr. Cox attended Eastern New Mexico University where he studied business administration. We believe that Mr. Cox is qualified to serve as the President, Chief Executive Officer and Chief Financial Officer and director of the Company because of his over 25 years of experience in the management and operations of public and private companies.

Terms of Office

In accordance with the terms of the Company’s amended and restated bylaws, each director of the Company will hold office for a one year term expiring at the next annual meeting of stockholders following his or her election and until his or her successor shall have been duly elected and qualified or until such director’s earlier death, resignation or removal. Any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which such vacancy occurred and until the election and qualification of his or her successor. Directors need not be residents of the State of Nevada or stockholders of the Company.

In accordance with the Company’s amended and restated bylaws and the NRS, the officers of the Company shall be elected by the Company’s board of directors. In addition, Company’s board of directors may from time to time elect such other officers with such titles, powers and duties as set forth herein or as our Board shall deem necessary or desirable, including a Chairman of the Company’s board of directors, a Vice Chairman of the Company’s board of directors, a Chief Executive Officer, a Chief Operating Officer, a Chief Financial Officer, one or more Vice Presidents, one or more Assistant Secretaries and one or more Assistant Treasurers. The officers of the Company shall be elected annually by the Company’s board of directors. Each officer shall hold office until his or her successor is elected and qualifies or until his or her death, resignation or removal. Any two (2) or more offices, except that of President and Vice President, may be held by the same person.

Board Composition

The Company’s board of directors consists of Scott Cox, the Company’s sole director. At a later date, Mr. Cox, as sole director, intends to expand the size of the Company’s board of directors to be comprised of up to five individuals and to fill the resulting vacancies, at least one of whom is expected to qualify as an “independent director” (as defined under the rules of the Nasdaq Stock Market LLC (“Nasdaq”) and the SEC. No candidates have been identified as of the date of this Annual Report. The primary responsibilities of the Company’s board of directors will be to provide oversight, strategic guidance, counseling and direction to the Company’s management. The Company’s board of directors meets on a regular basis and additionally as required.

Board Committees

The Company’s board of directors expects that once it is fully constituted that it will have three standing committees, an audit committee, a compensation committee and a nominating and corporate governance committee. After the committees are established, copies of the charters for each committee will be available on the Company’s website, www.formationminerals.com. Until the establishment of each committee, the respective functions that would have been performed by such committee will be performed by the Company’s board of directors.

Audit Committee

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on the Company’s board of directors. All current members of the Company’s board of directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on the Company’s board of directors due to the inability to attract such a person.

The Company intends to establish an audit committee of the Company’s board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Company intends to establish a compensation committee of the Company’s board of directors, which will consist of independent directors. The compensation committee’s duties will be to assist the Company’s board of directors in discharging its responsibilities relating to setting the Company’s compensation program and compensation of its executive officers and directors; monitoring any Company incentive and equity-based compensation plans, as applicable; and preparing the compensation committee report required to be included in any proxy statement or prospectus required to be filed by the Company under the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The Company intends to establish a nominating and governance committee of the Company’s board of directors, which will consist of independent directors. The Company’s board of directors takes a critical role in guiding the Company’s strategic direction and oversees the Company’s management. The Company’s board of director candidates will be considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment. While the Company’s board of directors seeks a diversity of experience, viewpoints and backgrounds on the Company’s board of directors, the Company has not established a formal policy regarding diversity in identifying directors. The nominating and governance committee’s duties will be to carry out the responsibilities delegated by the Company’s board of directors relating to the Company’s director nominating process and procedures, developing and maintaining the Company’s corporate governance policies, and any related matters required by the federal securities laws.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

The Company’s board of directors has adopted a code of ethics (the “Code of Ethics”), applicable to all of the Company’s employees, executive officers and directors. The Code of Ethics will be available on the Company’s website, www.formationminerals.com. Information contained on or accessible through the Company’s website is not a part of this Annual Report, and the inclusion of the Company’s website address in this Annual Report is an inactive textual reference only. The Company’s board of directors, or a duly appointed committee thereof, will be responsible for overseeing the Code of Ethics and must approve any waivers of the Code of Ethics for employees, executive officers and directors. We expect that any amendments to the Code of Ethics, or any waivers of its requirements, will be disclosed on the Company’s website.

Executive Officer and Employee Director Compensation

In connection with his employment as Chief Executive Officer and Chief Financial Officer of the Company, Mr. Cox receives an annual base salary of $250,000. Mr. Cox may also receive a bonus or awards of equity compensation or other benefits as may be determined by the Company’s board of directors from time to time. Mr. Cox does not receive any additional compensation for his service as a director of the Company.

Insider Trading Policy

We have not adopted an insider trading policy but plan to do so in the future. However, the Company’s board of directors and management are cognizant of the need to promote compliance with applicable securities laws, known as "insider trading" laws, which prohibit persons who receive or become aware of material non-public information about the Company (or other companies that do business with the Company) from trading in the Company's (or such other company's) securities or providing material non-public information to others who may trade in the Company's (or such other company's) securities on the basis of that information.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director has not, during the past ten years:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he or she was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as may be set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence” our sole director has not been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Director Independence

The Board is not currently comprised of any independent directors. Once the Board is fully constituted, the Company’s board of directors is expected to consist of a majority of “independent directors,” as defined under the rules of the Nasdaq and SEC relating to director independence requirements. In addition, the Company’s board of directors will be subject to the rules of the SEC relating to the membership, qualifications, and operations of the audit committee, as discussed above. Our independent directors will have at least one meeting a year at which only independent directors are present.

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our Common Stock pursuant to Section 16(a) of the Exchange Act during the fiscal year ended April 30, 2024 were filed on a timely basis except for (i) one Form 3 filed by James D. Hiza, (ii) one Form 3 and one Form 5 filed by Chan (Clarence) Tsz King, (iii) one Form 3, one Form 4, and one Form 5 to be filed by Li (Albert) Sze Tang, and (iv) two Form 5’s to be filed by John Trainor.

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation paid to our principal executive officer and our two other most highly compensated executive officers as of April 30, 2024 (our “named executive officers”) for our fiscal years ended April 30, 2024 and 2023:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Chan (Clarence) Tsz King(1)	2024	—	—	500,500	—	—	—	—	500,500
Former President and Director	2023	—	—	115,500	—	—	—	—	115,500

James Hiza(2)	2024	—	—	—	—	—	—	—	—
Former President and Director

(1)	Mr. Chan, our former President and director, was awarded 8,800,000 shares of Common Stock, which were subject to vesting conditions. For the year ended April 30, 2023, 1,650,000 shares of Common Stock were vested with fair value of $115,500. The remainder of the shares became fully vested on December 15, 2023 with a fair value of $500,500.

(2)	In accordance with the terms of the Merger Agreement, effective as of the Effective Time, Mr. Hiza, our President and the sole member of the board of directors of the Company, resigned from those positions and appointed Scott A. Cox to serve as the sole director of our Board and as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Cox receives annual cash compensation of $250,000 for his service as our President, Chief Executive Officer and Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers as of the end of our fiscal year ended April 30, 2024:

Option Awards
Name	Grant Date	Numbers of Securities Underlying Unexercised Options Exercisable	Numbers of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Chan (Clarence) Tsz King	—	—	—	—	—	—
James Hiza	—	—	—	—	—	—

Director Compensation

Chan (Clarence) Tsz King was awarded 8,800,000 shares of Common Stock for his service as our president and director, which were subject to vesting, during the year ended April 30, 2023 with a service period of 24 months. For the year ended April 30, 2023, 1,650,000 shares of Common Stock were vested with fair value of $115,500. The remainder of the shares became fully vested on December 15, 2023 with a fair value of $500,500. James Hiza was not awarded any compensation for his services as our president and director for the year ended April 30, 2024. We currently do not have a non-executive director compensation policy, but we expect to institute a comprehensive compensation plan for service on our Board in the future.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock as of August 12, 2024, by:

●	each person whom we know to own beneficially more than 5% of our shares of capital stock,

●	each of our directors and named executive officers individually, and

●	all of our current directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of August 12, 2024. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person. The percentage ownership of our Common Stock is based on 91,380,533 shares of our Common Stock issued and outstanding as of August 12, 2024.

Unless otherwise indicated, the address for each listed stockholder is c/o Formation Minerals, Inc., P.O. Box 67, Jacksboro, Texas 76458. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock.

	Shares of Common Stock Beneficially Owned		Shares of New Class A Preferred Stock Beneficially Owned		Shares of New Class B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Li Sze Tang(1)	26,884,000	29.42%	—	—%	—	—%
John Trainor, Erica Trainor and Connell Trainor(3)	7,722,209	8.45%	—	—%	—	—%
Spartan Capital Securities LLC(4)	5,000,000	5.47%	—	—%	—	—%
GHS Investments, LLC(5)	—	—%	—	—%	5,654	100%
Directors and Named Executive Officers:
Chan (Clarence) Tsz King(2)	14,639,000	16.02%	—	—%	—	—%
Scott A. Cox(6)(7)	128,600	* %	1,665	100%	—	—%
James Hiza(8)	—	—%	—	—%	—	—%
Current Directors and Executive Officers as a Group (1 person)	128,600	* %	1,665	100%	—	—%

(1)	Includes 500,000 shares of Common Stock held directly by Affluence Asset Holdings PTE. Ltd., a company organized in Singapore (“Affluence”), of which Mr. Tang is the owner of and accordingly, Mr. Tang may be deemed to beneficially own such shares of Common Stock held directly by Affluence. Mr. Tang has the sole voting and dispositive power over the shares of Common Stock that he beneficially owns.
(2)	Includes 3,758,000 shares of Common Stock held directly by Horizon Private Limited Fund, a company organized in Singapore (“Horizon”). Mr. King serves as the sole director, officer and beneficial owner of Horizon and, accordingly, Mr. King may also be deemed to beneficially own the shares of Common Stock held directly by Horizon. Mr. King disclaims beneficial ownership of the shares of Common Stock held directly by Horizon except to the extent of the Mr. King’s pecuniary interest therein. Mr. King has the sole voting and dispositive power over the shares of Common Stock that he beneficially owns. Mr. King served as our president and sole director until December 15, 2023.

(3)	Includes (i) 2,100,000 shares of Common Stock held directly by Connell Trainor, the son of John Trainor of which Mr. Trainor has shared voting and dispositive power of over and (ii) 242,209 shares of Common Stock held jointly by Mr. Trainor and his spouse, Erica Trainor, of which Mr. Trainor has the sole voting and dispositive power over. As such he may be deemed to beneficially own such shares. Mr. Trainor disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(4)	Voting and dispositive power with respect to the shares of Common Stock held directly by Spartan may be deemed to be shared with Mr. John D. Lowry as the chief executive officer, a beneficial owner and the sole member of Spartan, and as such he may be deemed to beneficially own such shares. Mr. Lowry disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The principal executive office of Spartan is 45 Broadway, 19th Floor, New York, New York 10006.
(5)	Shares of the Common Stock beneficially owned by GHS excludes (i) 107,047,000 shares of Common Stock issuable upon the conversion of 5,654 shares of New Class B Preferred Stock owned by GHS, as well as upon the conversion of the 150 Additional Shares which GHS has the right to acquire within 60 days of August 12, 2024, assuming a conversion price of $0.0617, and (ii) 210,195 shares of the Common Stock issuable upon exercise of the Company Warrant. Subject to adjustments, each share of New Class B Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance of such share into a number of shares of Common Stock determined by dividing $1,200 by the conversion price, which is the amount equal to the lower of (a) a fixed price equaling the closing bid price of the Common Stock on the trading day immediately preceding the date the shares of New Class B Preferred Stock were issued and (b) 100% of the lowest VWAP of the shares of Common Stock during the fifteen (15) trading days immediately preceding, but not including, the date that such holder elects to convert in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of the New Class B Preferred Stock. GHS has the sole voting and dispositive power over the shares of New Class B Preferred Stock that it beneficially own.
(6)	President, Chief Executive Officer and Chief Financial Officer and sole director of the Company.
(7)	Shares of Common Stock beneficially owned by Mr. Cox includes 1,665 shares of Common Stock issuable upon the conversion of 1,665 shares of New Class A Preferred Stock held directly by Mr. Cox and 6,657 shares of Common Stock held directly by Mr. Cox’s spouse. Mr. Cox has the sole voting and dispositive power over the shares of the Common Stock that he directly owns and shared voting and dispositive power over the shares of Common Stock that his spouse directly owns and as such may be deemed to beneficially own those shares. Mr. Cox disclaims such beneficial ownership, except to the extent of his pecuniary interest therein. Subject to adjustments, each share of New Class A Preferred Stock is convertible, at the option of the holder thereof, at any time after the date of issuance of such share into one share of fully paid and non-assessable share of Common Stock.
(8)	Mr. Hiza served as our President and sole Director until May 13, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as described below, since May 1, 2022, there have been no transactions, whether directly or indirectly, between us and any of the Company’s officers, directors, beneficial owners of more than 5% of outstanding shares of Common Stock or outstanding shares of a class of voting preferred stock, or their family members, that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years.

(a)	Amounts due to related parties

At April 30, 2024 and April 30, 2023, salary payable to Mr. Trainor, the former Chief Executive Officer of the Company who was also a director of Sensabues, included in amounts due to related parties was $182,885 and $312,347, respectively. The balance owed to Mr. Trainor, as the director of Sensabues, was deconsolidated from the consolidated balance sheet pursuant to the winding up of Sensabues.

(b)	Loans from related parties

At April 30, 2024 and April 30, 2023, balance of loans from a former director, John Trainor, of the Company was $Nil and $53,591 (SEK550,000), respectively. The loan was unsecured, bore interest at 2% per annum and was due on demand. The interest expense was $510 and $1,053 for the year ended April 30, 2024 and 2023, respectively. The balance owed to the former director, John Trainor, by Sensabues was deconsolidated from the consolidated balance sheet pursuant to the winding up of Sensabues. (Note 2(b)).

At April 30, 2024 and April 30, 2023, balances of a loan from a former director, John Trainor, of the Company were $Nil and $29,232 (SEK300,000), respectively. The loan was unsecured, bore interest at 2% per annum and was due on demand. The interest expense was $278 and $574 for the year ended April 30, 2024 and 2023, respectively. The balance owed to the former director, John Trainor, by Sensabues was deconsolidated from the consolidated balance sheet pursuant to the winding up of Sensabues.

(c)	Payables and interest accrual to a related party

The accounts payable balance related to professional services provided by a vendor that is controlled by a then-director of Sensabues.

As at April 30, 2024 and April 30, 2023, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and $138,483, respectively, and was included in accounts payable and accrued liabilities to a related party.

As at October 31, 2023 and April 30, 2023, the total accounts payable and accrued liabilities to the related party was $271,296 and $486,826, respectively. The balance owed to the related party by Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

For the years ended April 30, 2024 and 2023, the total purchase from the related party representing the research and development and patent expenses was in amount of $10,145 and $161,922, respectively.

On March 30, 2021, Sensabues, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2(c)) and the payable balance became current on April 30, 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At April 30, 2024 and April 30, 2023, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $Nil and $6,701 April 30, 2023, respectively.

At April 30, 2024 and 2023, the current portion of the modified payable balance was $132,813 and $240,012, respectively, and the long term portion was $Nil and $Nil, respectively.

(d)	Other Related Party Transactions

In connection with the Merger, on May 9, 2024, the Company issued to Li (Albert) Sze Tang, a beneficially owner of more than 5% of our shares of capital stock, 23,110,000 shares of the Common Stock in consideration of services provided to the Company as an advisor in connection with the Merger and the other transactions contemplated in the Merger Agreement.

Policies and Procedures for Related Party Transactions

Our Board will adopt a written related party transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-party transactions. This policy will cover any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related party had or will have a direct or indirect material interest, as determined by the audit committee of our Board, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related party.

All related party transactions described in this section occurred prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and approved by our Board.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed by the Company to Fruci & Associates II, PLLC, the Company’s principal independent accountants, during the last two fiscal years as follows:

Fees	2024	2023
Audit Fees	$50,085	$40,000
Audit-Related Fees	$11,500	—
Tax Fees	$—	—
All Other Fees	$—	—
Total	$61,585	$40,000

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees consist of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees.

Tax Fees

For the Company’s fiscal years ended April 30, 2024 and 2023, Fruci & Associates II, PLLC did not provide any professional services for tax compliance, tax advice, and tax planning.

Pre-Approval of Services

We do not have an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of April 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2024, the footnotes thereto, and the respective report of Fruci & Associates II, PLLC, an independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

The following are exhibits to this Annual Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of December 11, 2023, between SensaSure Technologies Inc., (now known as Formation Minerals, Inc.), Formation Minerals Inc., and Verde Bio Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023).
2.2	Amendment to Agreement and Plan of Merger, dated February 8, 2024, by and among SensaSure Technologies Inc., (now known as Formation Minerals, Inc.), Formation Minerals Inc. and Verde Bio Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2024).
3.1	Composite Copy of Amended and Restated Articles of Incorporation of Formation Minerals Inc., dated May 9, 2024, as amended as of May 9, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
3.2	Amended and Restated By-Laws, of SensaSure Technologies, Inc. (now known as Formation Minerals, Inc.), as amended as of May 9, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.1	Certificate of Designation of Preferences, Rights and Limitations of the Class A Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.2	Certificate of Designation of Preferences, Rights and Limitations of the Class B Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.3	Certificate of Correction, filed June 12, 2024, to the Certificate of Designation of Preferences, Rights and Limitations of the Class B Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2024).
4.4	Form of Common Stock Purchase Warrant of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated as of May 9, 2024 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2024).
4.5	Description of Securities.*
10.1	Side Letter Agreement, dated as of February 6, 2024, by and between Verde Bio Holdings, Inc., SensaSure Technologies Inc. (now known as Formation Minerals, Inc.) and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2024).
10.2	Securities Purchase Agreement, dated May 14, 2024, by and between Formation Minerals, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024).
10.3	Promissory Note, dated May 14, 2024, issued by Formation Minerals, Inc., as Borrower, to 1800 Diagonal Lending LLC, as Holder (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024).
10.4	Form of Purchase and Sale Agreement, dated May 21, 2024, by and between Formation Minerals, Inc. and a Private Buyer (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024).
10.5†	Securities Purchase Agreement, dated as of June 10, 2024, by and between Formation Minerals, Inc. and GHS Investments LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2024).
10.6	Form of Purchase and Sale Agreement, dated June 27, 2024, by and between Formation Minerals, Inc. and a Private Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).
14.1*	Code of Ethics
23.1*	Consent of Fruci & Associates II, PLLC.
23.2*	Consent of Mire & Associates, Inc.
31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserves Report Letter.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the Company agrees to furnish supplementally upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORMATION MINERALS, INC.

Date: August 13, 2024	By:	/s/ Scott A. Cox
Scott A. Cox
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 13, 2024	By:	/s/ Scott A. Cox
Scott A. Cox
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

FORMATION MINERALS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Formation Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Formation Minerals, Inc. (f/k/a Senasure Technologies, Inc.) (“the Company”) as of April 30, 2024 and 2023, and the related consolidated statements of loss, comprehensive loss, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended April 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and working capital deficiency. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Deconsolidation of Subsidiary

As reflected in the Company’s consolidated financial statements, the Company had a subsidiary with business operations that were deconsolidated during the current period due to receivership and loss of control. As discussed in Note 2, the Company has evaluated the deconsolidation and prospectively deconsolidated its subsidiary as of the date control was lost. Auditing management’s analysis on the valuation and presentation of its deconsolidation involved complexity and judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s analysis on the valuation and presentation of deconsolidation included, among other things, the following:

●	We obtained an understanding of the Company’s process for recognizing deconsolidation.

●	We assessed the relevance and reliability of the data utilized in performing the analysis, including review of underlying agreements and documentation for evidence that control over the subsidiary was lost.

●	We assessed the presentation, valuation and disclosure of the transaction in accordance with generally accepted accounting principles.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

August 13, 2024

 FORMATION MINERALS, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS, EXCEPT SHARE DATA OR OTHERWISE STATED)

AS AT APRIL 30, 2024 AND 2023

	Note	As at April 30, 2024	As at April 30, 2023
		$	$
ASSETS
Current assets:
Cash	3(b)	—	26,786
Restricted cash held in trust	3(b)	—	172
Prepayments and other receivables		14,805	12,688
Total current assets		14,805	39,646
Total assets		14,805	39,646

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities	4	162,800	105,868
Accounts payable and accrued liabilities to a related party	7(c)	272,858	486,826
Demand Loans	5	229,854	113,375
Loans from related parties	7(b)	—	82,823
Amount due to related parties	7(a)	182,885	312,347
Total current liabilities		848,417	1,101,239

Non-current liabilities:
Payable to a related party, long term	7	—	—
Total liabilities		848,417	1,101,239

STOCKHOLDERS’ DEFICIENCY
Class A Preferred stock, $0.001 par value, 5,000,000 authorized as at April 30, 2024 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at April 30, 2024 and April 30, 2023, respectively.	8	—	—
Class B Preferred stock, $0.001 par value, 5,000,000 authorized as at April 30, 2024 and April 30, 2023, respectively. Issued and outstanding shares: Nil and Nil as at April 30, 2024 and April 30, 2023, respectively.	8	—	—
Common stock, $0.01 par value, 250,000,000 authorized as at April 30, 2024 and April 30, 2023, respectively. Issued and outstanding shares of common stock: and 56,349,183 as at April 30, 2024 and 56,349,183 at April 30, 2023, respectively.	8, 10	563,492	425,431
Shares to be issued (804,000 and 804,000 shares of common stock at April 30, 2024 and April 30, 2023 respectively)	8	15,755	15,755
Additional paid-in capital		2,092,812	4,533,073
Foreign currency translation reserve		—	(231,505)
Accumulated deficit		(3,505, 671)	(6,027,209)
Total deficit attributable to equity holders of the Company		(833,612)	(1,284,455)
Total equity attributable to non-controlling interests		—	42,061
Development reserve	8(d)	—	180,801
Total deficit		(833,612)	(1,061,593)
Total liabilities and stockholders’ deficiency		14,805	39,646

Description of Business (Note 1)

Contingency (Note 9)

Subsequent Events (Note 10)

The accompanying notes are an integral part of the consolidated financial statements.

FORMATION MINERALS, INC.

CONSOLIDATED STATEMENTS OF LOSS

(IN U.S. DOLLARS, EXCEPT SHARE DATA OR OTHERWISE STATED)

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	Note	Year ended April 30, 2024	Year ended April 30, 2023
		$	$

Revenue	3(a)	1,146	4,417

Expenses
General and administrative expense	8(b)	(1,147,258)	(617,175)
Research and development expense	3 (f), 7	(10,145)	(161,922)
TOTAL OPERATING EXPENSES		(1,157,403)	(779,097)

Interest expenses, net	5, 7	(4,009)	(8,273)
Loss on deconsolidation of subsidiary		(519,442)	—
Other income (expenses), net		—	—
NET LOSS BEFORE INCOME TAXES		(1,679,708)	(782,953)
Income taxes	6	—	—
NET LOSS		(1,679,708)	(782,953)
Less: net loss attributable to non-controlling interests		1,801	16,895
Net loss attributable to the Company		(1,677,907)	(766,058)

Basic and diluted loss per share		(0.030)	(0.009)

Weighted average number of shares of common stock outstanding (Basic and diluted)		56,349,183	87,645,057

The accompanying notes are an integral part of the consolidated financial statements

FORMATION MINERALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN U.S. DOLLARS, EXCEPT SHARE DATA OR OTHERWISE STATED)

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	Year ended April 30, 2024	Year ended April 30, 2023
	$	$

Net loss for the period	(1,679,708)	(782,953)
Foreign currency translation adjustments	66,783.00	16,825
Deconsolidation of subsidiary	(66,783.00)	—
Total comprehensive loss for the period	(1,679,708)	(766,128)

Attributable to:
Net loss attributable to the Company	(1,677,907)	(766,058)
Foreign currency translation adjustments attributable to the Company	61,374	15,737
Deconsolidation of subsidiary	(61,374)	—
Net loss attributable to non-controlling interests	(1,801)	(16,895)
Foreign currency translation adjustments attributable to non-controlling interests	5,409	1,088
Deconsolidation of subsidiary	(5,409)	—
	(1,679,708)	(766,128)

The accompanying notes are an integral part of the consolidated financial statements.

FORMATION MINERALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(IN U.S. DOLLARS, EXCEPT SHARE DATA OR OTHERWISE STATED)

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

		Common Stock		Class A Preferred Stock		Class B Preferred Stock		Shares to be issued		Additional paid-in Capital	Foreign Currency Translation Reserve	Accumulated deficit	Equity (Deficit)	Non- controlling interests	Development Reserve	Total
	Note	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$	$	$	$	$
Balance at April 30, 2022		105,723,183	609,351	—	—	—	—	—	—	4,197,213	(195,610)	(4,433,352)	177,602	(881,448)	240,641	(463,205)
Subsidiary issuance of shares pursuant to private placement	8	—	—	—	—	—	—	—	—	—	—	—	—	45	—	45
Amortization of vested shares	8	—	15,950	—	—	—	—	—	—	20,490	—	—	36,440	—	—	36,440
Issuance of shares of common stock for service	8	8,800,000	16,500	—	—	—	—	804,000	15,755	99,000	—	—	131,255	—	—	131,255
Cancellation of shares of common stock	8	(58,174,000)	(216,370)	—	—	—	—	—	—	216,370	—	—	—	—	—	—
Loss for the year		—	—	—	—	—	—	—	—	—	—	(766,058)	(766,058)	(16,895)	—	(782,953)
Attribution to development reserve	8	—	—	—	—	—	—	—	—	—		55,969	55,969	3,871	(59,840)	—
Foreign translation adjustment		—	—	—	—	—	—	—	—	—	15,737	—	15,737	1,088	—	16,825
Effect of dilution of ownership in subsidiary pursuant to issuance of shares	8	—	—	—	—	—	—	—	—	—	(51,632)	(883,768)	(935,400)	935,400	—	—
Balance at April 30, 2023 (audited)		56,349,183	425,431	—	—	—	—	804,000	15,755	4,533,073	(231,505)	(6,027,209)	(1,284,455)	42,061	180,801	(1,061,593)
Amortization of vested shares	8	—	138,061	—	—	—	—	—	—	635,138	—		773,199	—	—	773,199
Loss for the period		—	—	—	—	—	—	—	—	—	—	(1,677,907)	(1,677,907)	(1,801)	—	(1,679,708)
Foreign translation adjustment		—	—	—	—	—	—	—	—	—	61,374	—	61,374	5,409	—	66,783
Deconsolidation of subsidiary		—	—	—	—	—	—	—	—	(3,075,399)	170,131	4,199,445	1,294,177	(45,669)	(180,801)	1,067,707
Balance at April 30, 2024 (audited)		56,349,183	563,492	—	—	—	—	804,000	15,755	2,092,812	—	(3,505,671)	(784,292)	—	—	(833,612)

The accompanying notes are an integral part of the consolidated financial statements.

FORMATION MINERALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS, EXCEPT SHARE DATA OR OTHERWISE STATED)

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	Note	Year ended April 30, 2024	Year ended April 30, 2023
		$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,679,708)	(782,953)
Adjustments for:
Amortization of vested shares	8(b)	773,199	167,695
Loss upon deconsolidation of subsidiary		519,442	—
Changes in:
Accounts receivable		—	—
Prepayments and other receivables		(14,805)	(10,146)
Accounts payable and accrued liabilities to third parties and a related party		117,070	83,310
Amounts due to related parties		78,044	123,596
Long term payable to a related party		—	(16,877)
Net cash used in operating activities		(206,758)	(435,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Deconsolidation of cash from winding-up subsidiary		(26,786)	—
Net cash used in investing activities		(26,786)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary issuance of shares to noncontrolling interests		—	45
Proceeds from demand loans		189,875	39,979
Net cash provided by financing activities		189,875	40,024

Effect of exchange rate changes on cash and restricted cash held in trust		16,711	(14,868)

Net decrease in cash and restricted cash held in trust		(26,958)	(410,219)
Cash and restricted cash held in trust at the beginning of year		26,958	437,177
Cash and restricted cash held in trust at the end of year		—	26,958

Supplemental cash flows information
Income tax paid		—	—
Interest paid		—	—

The accompanying notes are an integral part of the consolidated financial statements.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

1.	DESCRIPTION OF BUSINESS

Formation Minerals, Inc. (“FOMI” or the “Company”) was incorporated on September 8, 2020 under the name “SensaSure Technologies Inc.” under the laws of the State of Nevada with an authorized share capital of 250,000,000 shares of common stock, $0.01 par value (the “Common Stock”), 5,000,000 of shares of Class A preferred stock, $0.001 par value (the “Class A Preferred Stock”), and 5,000,000 shares of Class B preferred stock, $0.001 par value (the “Class B Preferred Stock”), as of April 30, 2024. The Company did not issue any shares of Common Stock, Class A Preferred Stock or Class B Preferred Stock before December 21, 2020. On May 9, 2024, the Company’s amended and restated its articles of incorporation (the “Amended and Restated Articles of Incorporation”) to increase the number of shares of capital stock which the Company is authorized to issue to 2,000,000,000 shares and authorize the issuance of up to 150,000,000 shares of “blank check” preferred stock (Note 10).

SensAbues AB (“Sensabues”) was incorporated in the Kingdom of Sweden in November 2009. Until November 1, 2023, Sensabues owned the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. These aerosols, which originate from the lungs and blood, are captured using electret-based filter technologies. This non-invasive breath-based biological sample collection and testing methodology is called ExaBreath (“EB”) technology. Sensabues performed medical device design and research focusing on developing and commercializing EB for disease detection, exposure monitoring, and drug metabolism.

During year ended April 30, 2023, the Company increased its ownership interest in Sensabues pursuant to private placements completed by Sensabues where 2,200,000 common shares and 440 common shares were issued to the Company and noncontrolling interests respectively.

On April 30, 2023, the Company owned 93.53% of the total issued and outstanding common shares in Sensabues. During the year ended April 30, 2024, the Company began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. As of November 1, 2023, Sensabues went into Swedish receivership and was fully deconsolidated from the Company’s consolidated financial statements due to the fact that the Sensabues business was no longer under the control of the Company and will cease to exist upon the completion of bankruptcy procedures.

In connection with the winding-up of the business of Sensabues, management of the Company sought to establish a new business segment to develop energy related businesses which led to the entry into that certain agreement and plan of merger with Verde Bio Holdings, Inc., a Nevada corporation and a growing U.S. energy company engaged in the acquisition and development of high-probability, lower risk onshore oil and gas properties within the major oil and gas plays in the United States (“Verde”), and Formation Minerals Inc., a Nevada corporation and the Company’s then wholly-owned subsidiary (“Merger Sub”), as of December 11, 2023, as amended as of February 8, 2024 (the “Merger Agreement”), providing for the merger of Merger Sub with and into Verde, with Verde continuing as the surviving entity (the “Merger”). The Merger was completed effective at 4:15 p.m., Eastern Time, on May 9, 2024 (the “Effective Time”) and the separate existence of Merger Sub ceased. Following the Effective Time, pursuant to articles of merger filed with the Nevada Secretary of State, Verde was merged with and into the Company with the Company continuing as the surviving corporation and the Company changed its name to “Formation Minerals, Inc.”. Following the Merger, the Company has been focused on the acquisition and exploitation of upstream energy assets, specifically targeting oil and gas mineral interests, oil and gas royalty interests and select non-operated working interests. The Merger is being treated as a non-recognized subsequent event and all financial information presented in these consolidated financial statements represents the historical results of SensaSure Technologies, Inc. (now known as Formation Minerals, Inc.).

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

2.	BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its then wholly owned subsidiary, Sensabues. All intercompany accounts and transactions have been eliminated.

During the three months ended January 31, 2024, Sensabues was in the process of winding up, therefore the Company lost control of Sensabues for accounting purposes. Sensabues was deconsolidated from the Company’s financial statements retroactively as of November 1, 2023. Any revenue earned or expenses incurred by Sensabues that occurred prior to deconsolidation, on November 1, 2023, is included within Consolidated Statement of Loss, Consolidated Statement of Comprehensive Loss and Consolidated Statement of Cash Flows.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications have no effect on the reported results of the operations or cash flows.

(b)	Basis of Consolidation

Prior to November 1, 2023, Sensabues and FOMI were deemed to be under common control. Accordingly, the combination of the two entities was accounted for as a reorganization of entities under common control in accordance with ASC 805 guidelines, whereby the resulting controlling entity, namely, FOMI recognized the assets and liabilities of the Sensabues transferred at their carrying amounts with a carry-over basis. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the share exchange transaction occurred. Equity interests in Sensabues held by parties other than the Company are presented as non-controlling interests in equity.

Sensabues was deconsolidated from the Company’s consolidated financial statements prospectively as of November 1, 2023, pursuant to the winding-up of Sensabues. As a result, the Company lost control of the Sensabues. At April 30, 2024, the assets and liabilities were no longer included within the Company’s consolidated balance sheet. The additional paid-in capital, foreign currency translation reserves, accumulated deficits, non-controlling interests and the development reserve that related to Sensabues were no longer included within the Company’s consolidated balance sheet. The consolidated statements of loss included the six months of activities related to Sensabues prior to the winding-up.

(c)	Liquidity and going concern

Until November 2023, FOMI was a medical technology or “MedTech” company that supplied a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. FOMI’s patented method is called ExaBreath, and it can collect, extract, detect and identify non-volatile compounds present in exhaled breath by utilizing existing lab-based testing infrastructure and procedures. ExaBreath is applicable in toxicology, pharmacology, and clinical biochemistry. Sensabues, FOMI’s then-wholly-owned subsidiary, owned the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. During the nine months ended January 31, 2024, due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, the management of FOMI believed that the current business of commercializing the exhale breath technology patents was no longer feasible. FOMI began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents. Since then, management of FOMI sought to establish a new business segment to develop energy related businesses which led to the entry into the Merger Agreement. (Note 1).

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

The Company has incurred recurring losses from operations, and as at April 30, 2024 and April 30, 2023, had an accumulated deficit of $3,505,671 and $6,027,209, respectively, and a working capital deficiency of $833,612 and $1,061,593, respectively. During the year ended April 30, 2023, the Company obtained working capital loans from related parties in the amount of $39,979. During the year ended April 30, 2024, the Company obtained working capital loans from related parties and a third party in the amount of $189,875. On March 30, 2021, Sensabues, through an agreement with a vendor that is controlled by a then-director of Sensabues, modified the payment term of payable balance in the amount of $333,744 to settle the payable balance in seven installments, the payable balance became due on April 30, 2023. For the year ended April 30, 2024, the balance owed by Sensabues was deconsolidated from the interim condensed consolidated balance sheet. (Note 7(c)).

The Company’s operating plan is predicated on a variety of assumptions, including, but not limited to, the market demands, cost estimates, our ability to continue to raise additional financing and the state of the general economic environment in which the Company operates. There can be no assurance that these assumptions will prove to be accurate in all material respects, or that the Company will be able to successfully execute its operating plan. In the absence of additional appropriate financing, the Company may have to modify its operating plan.

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

Since the closing of the Merger, the Company continues to actively evaluate a number of potential acquisitions as the Company continues to execute on its business plan, including raising responsible capital to deploy into strategic and accretive acquisitions for the Company’s existing portfolio. To continue its expansion and achieve consistent revenue generation, the Company may pursue additional funding through equity or debt financing.

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

Until November 1, 2023, the Company sold devices with collection mechanism for biological samples based upon exhaled breath. Revenue was recognized upon delivery of devices (at a point in time). In order to recognize revenue, management considers whether or not the following criteria are met: persuasive evidence of a commercial arrangement exists, price is fixed and determinable and collectability is reasonably assured and delivery has occurred.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

(b)	Cash and restricted cash held in trust

Cash includes cash on hand and balances with banks. Restricted cash includes proceeds from private placements and stockholder loans completed by the Company during the years ended April 30, 2024 and 2024 that were held in an escrow account.

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

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

(h)	Foreign Currency Translation

The functional currency of the Company’s then Swedish-based subsidiary is the Swedish Krona (“SEK”) and the U.S.-based parent is the U.S. dollar (“USD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the reporting period. In translating the financial statements of the Company’s Swedish subsidiary from their functional currency into the Company’s reporting currency of USD, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Pursuant to the deconsolidation of Sensabues on November 1, 2023, the foreign currency translation adjustments were no longer applicable to the Company at April 30, 2024.

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

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at April 30, 2024 and 2023.

(l)	Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Until November 1, 2023, all revenues were earned in Sweden and significantly all of the assets of the Company were used for the Company’s medical device design and research and distribution activities that was carried out in Sweden. The Company has one reportable segment and operating segment. During the three months ended January 31, 2024, the Company began winding-up the business of Sensabues and entered into the Merger Agreement. For the year ended April 30, 2024, the Company had one reportable segment and operating section.

(m)	Recently issued accounting pronouncements

On March 28, 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 is designed to clarify the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the fourth quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on its business processes, controls and systems.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES TO THIRD PARTIES

	As of April 30,
	2024	2023
Accounts payable	$63,500	$53,868
Accrued liabilities	99,320	52,000
	$162,820	$105,868

5.	DEMAND LOANS

At April 30, 2024 and April 30, 2023, the Company had balances in unsecured demand loans from several noncontrolling interests in Sensabues and a shareholder totaling $Nil and $28,550 (SEK 293,000), respectively. The loans had an interest rate of 20% per annum. For the years ended April 30, 2024 and 2023, interest expense was $2,719 and $5,611, respectively. The balances of loans owed to those noncontrolling interests in Sensabues were deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

At April 30, 2024 and April 30, 2023, the Company had balances in unsecured demand loans from a party who has a noncontrolling interests in Sensabues of $Nil (SEK 460,247) and $44,846 (SEK 460,247), respectively. The loans had an interest rate of 2% per annum. For the years ended April 30, 2024 and 2023, interest expense was $427 and $881, respectively. The balances of loan owed to the noncontrolling interests in Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

At April 30, 2024, the Company had a balance in demand loan in the amount of $229,854 from several stockholders and a third party (April 30, 2023 - $39,979). Those loans are unsecured, non-interest bearing and due on demand.

6.	INCOME TAXES

The provision for income taxes differs from that computed at combined corporate tax rate of approximately 21% and 20.89% for the years ended April 30, 2024 and 2023 as follows:

Income tax recovery

	Year ended April 30, 2024	Year ended April 30, 2023
	$	$
Net loss before income taxes	(1,679,708)	(782,953)
Tax rate	21%	20.89%
Income tax recoverable	(352,739)	(163,583)
Non-deductible items and others	271,455	35,216
Rate change and others	3,430	31,737
Unrecognized deferred tax assets	77,854	96,630
Income tax expenses	—	—

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

Deferred tax items

	Year ended April 30, 2024	Year ended April 30, 2023
	$	$
Net operating losses carried forward	1,021,906	940,687
Valuation allowance	(1,021,906)	(940,687)

At April 30, 2024 and April 30, 2023, the Company decided that a valuation allowance relating to the above deferred tax assets of the Company was necessary, largely based on the negative evidence represented by losses incurred and a determination that it is not more likely than not to realize these assets, such that, a corresponding valuation allowance, for each respective period, was recorded to offset deferred tax assets.

At April 30, 2024 and April 30, 2023, the Company had approximately $1,448,070 and $4,429,715 respectively, of net operating loss and non-capital losses available to offset future taxable income. These losses will expire between 2034 to 2044. The net operating loss for Sensabues is not included in the net operating loss for the year ended April 30, 2024 pursuant to the winding-up of the subsidiary during the year. As a result of the change in control of the Company pursuant to the Merger that was consummated subsequent to the year ended April 30, 2024 (Note 10), the net operating loss carryforwards may be subject to Internal Revenue Service Section 382 limitation rules, but the Company has not completed its analysis of these limitations in the context of the Merger.

As of April 30, 2024 and 2023, the Company is not subject to any uncertain tax positions.

7.	RELATED PARTY TRANSACTIONS

The Company had the following balances and transaction with related parties except disclosed in other notes:

(a)	Amounts due to related parties

At April 30, 2024 and April 30, 2023, salary payable to the former Chief Executive Officer of the Company who is also a director of Sensabues included in amounts due to related parties was $182,885 and $312,347, respectively.

(b)	Loans from related parties

At April 30, 2024 and April 30, 2023, balance of loans from a former director of the Company was $Nil and $53,591 (SEK550,000), respectively. The loan was unsecured, bore interest at 2% per annum and was due on demand. The interest expense was $510 and $1,053 for the year ended April 30, 2024 and 2023, respectively. The balance owed to the former director by Sensabues was deconsolidated from the consolidated balance sheet pursuant to the winding up of Sensabues. (Note 2(b)).

At April 30, 2024 and April 30, 2023, balances of a loan from a former director of the Company were $Nil and $29,232 (SEK300,000), respectively. The loan was unsecured, bore interest at 2% per annum and was due on demand. The interest expense was $278 and $574 for the year ended April 30, 2024 and 2023, respectively. The balance owed to the former director by Sensabues was deconsolidated from the consolidated balance sheet pursuant to the winding up of Sensabues.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

(c)	Payables and interest accrual to a related party

The accounts payable balance is related to professional services provided by a vendor that is controlled by a then-director of Sensabues.

As at April 30, 2024 and 2023, the interest accrual balance related to overdue invoices from the related party vendor was $138,483 and was included in accounts payable and accrued liabilities to a related party.

As at October 31, 2023, the total accounts payable and accrued liabilities to the related party was $271,296 (April 30, 2023 - $486,826). The balance owed to the related party by Sensabues was deconsolidated from the interim condensed consolidated balance sheet pursuant to the winding up of Sensabues.

For the year ended April 30, 2024, the total purchase from the related party representing the research and development and patent expenses was in amount of $10,145 (April 30, 2023 - $161,922).

On March 30, 2021, Sensabues, through a settlement agreement with the vendor, modified the payment term of accounts payable balance related to professional services provided in the amount of $333,744 (SEK2,798,280), and the parties agreed to settle the accounts payable balance in seven installments (Note 2 (c)) and the payable balance became current on April 30, 2023. Management has evaluated the terms of the agreement in accordance with the guidance provided by ASC 470 and concluded that there was no extinguishment accounting applicable to the modification. The payment modification did not include overdue invoices related interest accruals. At April 30, 2024, the accounts payable balance related to professional services provided by the related party vendor that was not included in the above settlement was $Nil (April 30, 2023 - $6,701).

At April 30, 2024, the current portion of the modified payable balance was $132,813 (April 30, 2023 - $240,012) and the long term portion was $Nil (April 30, 2023 - $Nil).

8.	STOCKHOLDERS’ DEFICIENCY

(a)	Authorized and Issued Stock

As at April 30, 2024 and 2023, the Company was authorized to issue 250,000,000 shares of Common Stock, $0.01 par value per share.

As at April 30, 2024 and 2023, the Company was authorized to issue 5,000,000 shares of Class A Preferred Stock.

As at April 30, 2024 and 2023, the Company was authorized to issue 5,000,000 shares of Class B Preferred Stock.

At April 30, 2024, shares of Common Stock issued and outstanding totaled 56,349,183 (2023 – 56,349,183) shares (Note 8(b)).

At April 30, 2024 and 2023, there were no shares of Class A Preferred Stock or Class B Preferred Stock issued and outstanding.

On May 9, 2024, the Company filed the Amended and Restated Articles of Incorporation to increase the number of shares of capital stock which the Company is authorized to issue to 2,000,000,000 shares and authorize the issuance of up to 150,000,000 shares of “blank check” preferred stock (Note 10).

(b) Share issuance

During the year ended April 30, 2023, the Company approved to issue 54,000 shares of Common Stock for services provided by the then directors. The fair value of the share-based compensation was $3,780 and was determined by using the most recent private placement price at $0.07 per share. The fair value of the share-based compensation was included in the general and administrative expenses as well as a credit made in shares to be issued. As at April 30, 2023, service related vesting conditions were met for 750,000 shares of Common Stock, but were not yet issued and therefore were included in shares to be issued. The fair value of the share-based compensation was in the amount of $11,975. The fair value of the share-based compensation was included in general and admirative expenses, as well as a credit made in shares to be issued.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

At April 30, 2023, there were 2,800,000 unvested shares of Common Stock from the conversion of previously issued shares of Class B Preferred Stock during the year ended April 30, 2022. At April 30, 2023, there were 750,000 vested and to be issued shares of Common Stock from the conversion of previously issued shares of Class B Preferred Stock during year ended April 30, 2022. The dollar value associated with those shares in the amount of $35,761 was not included in Common Stock.

During the three months ended January 31, 2023, the Company issued 8,800,000 shares of Common Stock to a then director of the Company, subject to a 24-month vesting term commencing on December 15, 2022. During the year ended April 30, 2023, 1,650,000 shares of Common Stock vested and the fair value of the share-based compensation was $115,500 and was included in general and administrative expenses as well as a credit made in Common Stock in amount of 16,500 and additional paid-in capital in amount of 99,000, respectively. The fair value of the shares of Common Stock issued was determined by using the most recent private placement price at $0.07 per share. During the three months ended January 31, 2024, the board of directors of the Company approved the full vesting of the 8,800,000 shares of Common Stock issued to a then-director of the Company, therefore, the remaining 7,150,000 shares of Common Stock vested and the Company recorded $71,500 and $429,000 in Common Stock and additional paid-in capital, respectively.

During the year ended April 30, 2024, the Company recognized $57,099 in share-based compensation and included in general and administrative expenses, as well as made a credit of $35,761 and $21,338 for those vested shares in Common Stock and additional paid-in capital, respectively.

At April 30, 2023, there were 3,080,000 unvested shares of Common Stock that were issued to a consultant of the Company. The dollar value associated with those unvested shares in the amount of $30,800 was not included in Common Stock. During the year ended April 30, 2024, the Company recognized $215,600 in share-based compensation and included in general and administrative expenses, as well as made a credit of $30,800 and $184,800 for those vested shares of Common Stock and additional paid-in capital, respectively.

At April 30, 2024 and April 30, 2023, there were Nil and 7,150,000, respectively, unvested shares of Common Stock that were issued to Clarence Chan who served as the Company’s Chief Executive Officer and Chairman of the board of directors of the Company from December 19, 2022 to December 15, 2023. The dollar value associated with those unvested shares in the amount of $Nil (April 30, 2023 - $71,500) was not included in Common Stock.

(c)	Noncontrolling interest

For the year ended April 30, 2024, the balance of noncontrolling interest was deconsolidated from the consolidated balance sheet pursuant to the winding up of Sensabues.

(d)	Development reserve

In compliance with the Swedish Annual Accounts Act, Sensabues’ financial statements recognize a development reserve. This reserve is considered restricted and is not distributable as dividends. Sensabues can transfer from the balance of development reserve to accumulated deficit those amounts to the extent of those qualified expenses that occurred in the prior year. For the year ended April 30, 2023, Sensabues transferred $59,804 from development reserve to accumulated deficits. For the year ended April 30, 2024, the balance of development reserve was deconsolidated from the interim consolidated balance sheet pursuant to the winding up of Sensabues

9.	CONTINGENCY

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at April 30, 2024 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company's operations. There are also no proceedings in which any of the Company's directors, officers or affiliates is an adverse party or has a material interest adverse to the Company's interest.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 13, 2024, the date these consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined to disclose the following subsequent events.

Amendment and Restatement of Articles of Incorporation

On May 9, 2024, the Company filed the Amended and Restated Articles of Incorporation to, among other modifications, (a) increase the number of shares of capital stock which the Company is authorized to issue to 2,000,000,000 shares, (b) authorize the issuance of up to 150,000,000 shares of “blank check” preferred stock, the rights, preferences and privileges of which may be designated from time to time by the board of directors of the Company, and (c) provide that special meetings of stockholders may be called only by the board of directors of the Company.

Cancellation of Prior Class A Preferred Stock and Class B Preferred Stock and Designation of New Class A Preferred Stock and Class B Preferred Stock

On May 2, 2024, the Certificates of Designation of Preferences, Rights and Limitations of the Class A Preferred Stock and Class B Preferred Stock were cancelled with the Nevada Secretary of State. On May 9, 2024, following the filing of the Amended and Restated Articles of Incorporation, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock, par value $0.01 per share (“New Class A Preferred Stock”), and a Certificate of Designation of Preferences, Rights and Limitations of Class B Convertible Preferred Stock, par value $0.01 per share (“New Class B Preferred Stock”), with the Nevada Secretary of State to designate 2,000 shares of the Company’s authorized and unissued preferred stock as New Class A Preferred Stock and 10,000 shares of the Company’s authorized and unissued preferred stock as New Class B Preferred Stock, and establish the voting powers, designations, preferences and relative participation and other rights and qualifications, limitations and restrictions of such securities.

Acquisition of Verde and Name Change

During the year ended April 30, 2024, the Company began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents and in connection therewith, management of the Company sought to establish a new business segment related to the development of energy related businesses which led to the entry into the Merger Agreement. The Merger was completed effective at 4:15 p.m., Eastern Time, on May 9, 2024 and the separate existence of Merger Sub ceased. Following the Merger, effective at 5:00 p.m. Eastern Time, pursuant to articles of merger filed with the Nevada Secretary of State, Verde was merged with and into the Company with the Company continuing as the surviving corporation and the Company changed its name to “Formation Minerals, Inc.”.

The Merger was accounted for as a reverse acquisition because Verde was determined to be the accounting acquirer (legal subsidiary) and the Company was determined to be the legal acquirer (accounting acquiree) under FASB ASC Topic 805, Business Combinations. The determination was primarily based on the evaluation of the following facts and circumstances taken into consideration:

●	The pre-Merger stockholders of Verde owned a majority of the voting power of the Company on a fully diluted basis following the completion of the Merger and the other transactions contemplated in the Merger Agreement, and the stockholders of the Company and Verde immediately prior to the Merger owned approximately 32.71% and 68.29%, respectively, of the voting power conveyed by the three classes of equity interests of FOMI in the Merger, on a fully diluted basis;

●	The senior manager of Verde became the senior manager of the Company; and

●	The operations of Verde would comprise the only ongoing operations of the Company.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

Under the reverse acquisition accounting, the Merger was treated as Verde issuing equity interests for the net assets of the Company with no goodwill or intangible assets recorded.

The total fair value of consideration to effect the Merger was $11,421,249 and was composed of:

●	Pursuant to the Merger, at the Effective Time, FOMI issued 6,921,350 shares of Common Stock to acquire all 2,078,599,390 outstanding shares of the common stock, par value $0.001, of Verde (the “Verde Common Stock”), based on an exchange ratio of 300.47. The fair value of the consideration effectively transferred was calculated using the number of shares of Verde Common Stock that would have been issued to the stockholders of FOMI on the date the Merger was consummated to give FOMI an equivalent ownership interest in Verde as it has in FOMI multiplying the market price of the shares of Verde Common Stock. The fair value of those shares of Verde Common Stock was determined at $11,419,946 based on the market quote on the date the Merger was consummated.

●	Pursuant to the Merger Agreement, at the Effective Time, FOMI issued 1,665 shares of New Class A Preferred Stock to acquire all outstanding shares of Series A preferred stock, par value $0.001, of Verde (the “Verde Series A Preferred Stock”), which was 500,000 by using an exchange ratio of 300.47. The fair value of the consideration effectively transferred was calculated using the number of shares of Verde Series A Preferred Stock that would have been issued to the stockholders of FOMI on the date the Merger was consummated to give FOMI an equivalent ownership interest in Verde as it has in FOMI multiplying the fair value per share of Verde Series A Preferred Stock. The fair value of those shares of Verde Series A Preferred Stock was determined at $500.

●	Pursuant to the Merger Agreement, at the Effective Time, FOMI issued 5,354 shares of New Class B preferred stock of FOMI to acquire all outstanding shares of Series C preferred stock, par value $0.001, of Verde (the “Verde Series C Preferred Stock”), which was 803 by using an exchange ratio of 0.15. The fair value of the consideration effectively transferred was calculated using the number of shares of Verde Series C Preferred Stock that would have been issued to the stockholders of FOMI on the date the Merger was consummated to give FOMI an equivalent ownership interest in Verde as it has in FOMI multiplying the fair value per share of Verde Series C Preferred Stock. The fair value per share of Verde Series C Preferred Stock was determined at $803.

The difference, in the amount of $12,146,531, between the fair value of consideration in the Merger and the net assets of FOMI on the date the Merger was consummated that was $(833,612) was recognized as a reduction in equity.

Verde’s unaudited financial information is summarized below as of the date the Merger was consummated:

$
Current assets
Cash	3,704
Accounts receivable	64,257
Prepayments and other receivables	85,867
Total current assets	153,828

Non-current assets
Oil and natural gas properties	394,736
Total assets	548,564

Current liabilities
Accounts payable and accrued liabilities	754,356
Amount due to related parties	85,763
Convertible notes payable	32,583
Warrant liabilities	1,228,018
Total liabilities	2,100,720

Temporary Equity
Series C Preferred Stock	1
Series C accrued dividends	185,757
Total Temporary Equity	185,758

Stockholders' deficiency
Series A Preferred Stock	500
Common stock	2,078,600
Additional paid-in capital	16,195,788
Accumulated deficit	(20,012,802)
Total deficit	(1,737,914)

Total liability, temporary equity and stockholders' deficiency	548,564

Also in connection with the Merger, effective immediately following the effective time of the Merger: (i) pursuant to the Merger Agreement and the side letter dated as of February 6, 2024, by and among the Company, Verde and Spartan Capital Securities, LLC, a New York limited liability company (“Spartan”), the Company issued to Spartan 5,000,000 shares of Common Stock in consideration of services Spartan provided to Verde; and (ii) pursuant to the Merger Agreement, the Company issued to Li Sze Tang 23,110,000 shares of Common Stock in consideration of services provided to the Company as an advisor in connection with the Merger and the other transactions contemplated in the Merger Agreement.

FORMATION MINERALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

(continued)

Promissory Note with 1800 Diagonal Lending LLC

On May 14, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a promissory note (the “Diagonal Note”) in the principal amount of $123,050 (the “Diagonal Loan”), for a purchase price of $107,000, reflecting an original issue discount of $16,050, which matures on March 15, 2025, pursuant to a securities purchase agreement (the “Diagonal Purchase Agreement”), dated May 14, 2024, by and between the Company and Diagonal. In addition, the Company reimbursed Diagonal’s expenses of $7,000.

A one-time interest charge of 12% of the principal amount, or $14,766, was applied on the Issue Date to the Diagonal Loan. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in ten (10) monthly payments of $13,781.60, that began on June 15, 2024, for aggregate repayment amount of $137,816.00. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid.

Purchase and Sale Agreement with Private Buyer

On May 22, 2024, the Company sold certain mineral and royalty interests to a private buyer for $140,000 in cash pursuant to a purchase and sale agreement.

Securities Purchase Agreement with GHS Investments LLC

On June 10, 2024, the Company entered into a Securities Purchase Agreement (“GHS Purchase Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”), for the purchase of up to 250 shares of New Class B Preferred Stock, in a private placement at purchase price of $1,000 per share, for aggregate gross proceeds of up to $250,000 (the “GHS Financing”).

Pursuant to the GHS Purchase Agreement (i) effective June 10, 2024, the Company issued and sold 50 shares of New Class B Preferred Stock (the “Initial Shares”) to GHS for an aggregate of $50,000 in gross proceeds (the “Initial Closing”) and issued to GHS 100 shares of New Class B Preferred Stock (the “Commitment Shares”) as an equity incentive for the purchase of the shares of New Class B Preferred Stock pursuant the GHS Purchase Agreement, including the potential issuance and sale of the Additional Shares (as defined below), and (ii) GHS agreed to purchase at one or more times, up to an aggregate of 200 additional shares of New Class B Preferred Stock (the “Additional Shares”) at the same purchase price per share at any time prior to the one year anniversary of the date of the GHS Purchase Agreement, subject to the satisfaction or waiver of the conditions described below.

Also on June 10, 2024, in connection with the GHS Financing, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Icon Capital Group LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the GHS Financing. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent a fee equal to 2.0% of the aggregate gross proceeds raised in the GHS Financing. In connection with the Initial Closing, the Company paid the Placement Agent $1,000.

On August 6, 2024, GHS purchased 50 shares of New Class B Preferred Stock at the total purchase price of $50,000. In connection with this purchase of 50 shares of New Class B Preferred Stock, the Company paid the Placement Agent a fee of $1,000.

Purchase and Sale Agreement with Private Seller

On June 27, 2024, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with a private seller, pursuant to which the Company agreed to purchase all the rights, title and interest in and to various oil, gas, condensate, and other hydrocarbons that may be produced and saved from the lands described in certain oil, gas and mineral leases (the “Property”), for a purchase price of $220,000 in cash. The acquisition is subject to customary closing conditions, including the receipt of adequate financing, and was expected to close on June 27, 2024. However, the closing date was extended 90 days to September 25, 2024. Pursuant to the terms of the Purchase and Sale Agreement, the Company is entitled to the cash flow from oil and gas production attributable to the Property beginning on July 1, 2024. The Company is working to secure the requisite financing to complete this acquisition.