Form 10-Q
period 2024-07-31
FORMATION MINERALS, INC.
filed 2024-09-23
CIK 1885336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

July 31, 2024

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

Registrant’s telephone number, including area code: (972) 217-4080

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

As of September 20, 2024, the Registrant had 91,380,533 had shares of common stock, $0.01 par value per share, issued and outstanding.

FORMATION MINERALS, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Formation Minerals, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*	Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references to the “Company”, “we”, “us” or “our” are references to Formation Minerals, Inc., a Nevada corporation.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED

JULY 31, 2024 AND 2023 (unaudited)

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT JULY 31, 2024 AND APRIL 30, 2024

(In U.S. Dollars, except share data or otherwise stated)

	As at July 31,	As at April 30,
	2024 (unaudited)	2024 (audited)
	$	$

ASSETS
Current Assets
Cash	-	3,704
Accounts receivable	63,798	64,257
Prepayments and other receivables	24,870	85,867
Total current assets	88,668	153,828

Non-current assets
Oil and natural gas properties, net based on the full cost method of accounting	236,485	394,736
Total assets	325,153	548,564

LIABILITIES
Current Liabilities
Bank overdraft	4,880	-
Accounts payable and accrued liabilities	1,779,526	1,006,500
Convertible notes payable	98,440	32,583
Amounts and loans due related parties	456,728	85,763
Warrant liabilities	-	1,228,018
Dividends payable	210,002	185,757
Total Liabilities	2,549,576	2,538,621

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFIECIENCY
Class A Preferred Stock: $0.01 par value, 2,000 authorized, 1,665 issued and outstanding as at July 31, 2024 and April 30, 2024 respectively.	17	17
Class B Preferred Stock: $0.01 par value, 10,000 authorized, 5,504 issued and outstanding as at July 31, 2024 and April 30, 2024 respectively.	56	54
Common Stock: $0.01 par value, 1,850,000,000 authorized, 91,380,533 and 6,921,350 issued and outstanding as at July 31, 2024 and April 30, 2024 respectively.	913,806	69,214
Additional paid-in capital	16,861,874	18,205,604
Accumulated deficit	(20,000,176)	(20,264,946)
Total Stockholders’ deficiency	(2,224,423)	(1,990,057)
Total liabilities and stockholders’ deficiency	325,153	548,564

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTH PERIOD ENDED JULY 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended July 31,	Three months ended July 31,
	2024 (unaudited)	2023 (unaudited)
	$	$

Revenue
Mineral property and royalty revenues	36,139	75,694

Operating Expenses
Consulting fees	56,035	85,243
Depletion expense	18,251	56,083
Depreciation expense	-	15,482
General and administrative	288,740	157,632
Professional fees	365,775	81,626
Project expenditures	-	6,581
Total Operating Expenses	728,801	402,647

Net Operating Loss	(692,662)	(326,953)

Other Income (Expenses)
Finance charges	(26,817)	(1,000)
Interest expense	(35,050)	(728)
Other revenue	-	11,885
Gain upon extinguishment of warrant liabilities	1,043,542	-
Total Other Income	981,675	10,157

Net Income (Loss)	289,013	(316,796)
Class B Preferred Stock Dividends	(24,243)	(19,852)
Net Income (Loss) to Common Stockholders	264,770	(336,648)

Net Income (Net Loss) Per Share – Basic and Diluted	0.003	(0.063)
Weighted Average Shares Outstanding – Basic and Diluted	84,036,256	5,363,405

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE PERIOD ENDED JULY 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

(unaudited)

							Additional
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance – April 30, 2023	1,665	17	5,634	56	5,135,503	51,355	18,193,325	(16,033,070)	2,211,683
Class B preferred stock issued for commitment fee	-	-	-	-	-	-	1,000	-	1,000
Common stock issued for conversion of Class B preferred stock	-	-	(280)	(3)	465,933	4,659	(4,656)	-	-
Class B preferred stock issued for cash	-	-	80	-	-	-	11,000	-	11,000
Class B preferred stock dividend	-	-	-	-	-	-		(19,852)	(19,852)
Net loss for the period	-	-	-	-	-	-	-	(316,796)	(316,796)
Balance – July 31, 2023	1,665	17	5,434	53	5,601,436	56,014	18,200,669	(16,369,718)	1,887,035

							Additional
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance – April 30, 2024	1,665	17	5,354	54	6,921,350	69,214	18,205,604	(20,264,946)	(1,990,057)
Adjustment pursuant to reverse acquisition transaction	-	-	-	-	84,459,183	844,592	(1,678,204)	-	(833,612)
Issuance of Class B preferred stock	-		50	1	-	-	49,999	-	50,000
Issuance of Class B preferred stock - transaction cost	-	-	100	1	-	-	99,999	-	100,000
Extinguishment of warrant liabilities and transfer to equity	-	-	-	-	-	-	184,476	-	184,476
Class B preferred stock dividend	-	-	-	-	-	-	-	(24,243)	(24,243)
Net loss for the period	-	-	-	-	-	-	-	289,013	289,013
Balance – July 31, 2024	1,665	17	5,504	56	91,380,533	913,806	16,861,874	(20,000,176)	(2,224,423)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

(unaudited)

	Three months ended July 31,	Three months ended July 31,
	2024 (unaudited)	2023 (unaudited)
	$	$
Operating Activities
Net income (loss) for the period	289,013	(316,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	-	14,776
Depreciation expense	-	15,482
Depletion expense	18,251	56,083
Shares issued for commitment fee	100,000	1,000
Gain upon extinguishment of warrant liabilities	(1,043,542)	-
Changes in operating assets and liabilities:
Accounts receivable	459	5,410
Prepayments and other receivables	4,935	(27,984)
Accounts payable and accrued liabilities	341,784	(120,673)
Operating lease liability	-	(15,883)
Net Cash Used In Operating Activities	(289,100)	(388,585)

Investing Activities
Acquisition of oil and gas properties	-	(68,881)
Proceeds from sale of oil and gas properties	140,000	398,750
Net Cash Provided By Investing Activities	140,000	329,869

Financing Activities
Proceeds from convertible notes	123,050	-
Proceeds from issuance of Class B preferred stock	50,000	11,000
Repayment of convertible notes	(57,193)	(260,855)
Repayment of related party loan	(52,341)	(42,000)
Proceeds from related party loans	77,000	525,000
Net Cash Provided by Financing Activities	140,516	233,145

Change in Cash (Bank Overdraft)	(8,584)	174,429
Cash – Beginning of Period	3,704	25,836
Cash (Bank Overdraft) – End of Period	(4,880)	200,265

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023

1.	DESCRIPTION OF BUSINESS

Formation Minerals, Inc., a Nevada corporation, (“FOMI” or the “Company”) was incorporated on September 8, 2020 under the name “SensaSure Technologies Inc.” under the laws of the State of Nevada with an authorized share capital of 250,000,000 shares of common stock, $0.01 par value (the “Common Stock”), 5,000,000 of shares of Class A preferred stock, $0.001 par value, and 5,000,000 shares of Class B preferred stock, $0.001 par value, as of April 30, 2024. The Company did not issue any shares of Common Stock, Class A preferred stock, $0.001 par value or Class B preferred stock, $0.001 par value before December 21, 2020. On May 9, 2024, the Company’s amended and restated its articles of incorporation (the “Amended and Restated Articles of Incorporation”) to increase the number of shares of capital stock which the Company is authorized to issue to 2,000,000,000 shares and authorize the issuance of up to 150,000,000 shares of “blank check” preferred stock (Note 6). On May 2, 2024, the Certificates of Designation of Preferences, Rights and Limitations of the Class A Preferred Stock and Class B Preferred Stock were cancelled with the Nevada Secretary of State. On May 9, 2024, following the filing of the Amended and Restated Articles of Incorporation, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock, par value $0.01 per share (“Class A Preferred Stock”), and a Certificate of Designation of Preferences, Rights and Limitations of Class B Convertible Preferred Stock, par value $0.01 per share (“Class B Preferred Stock”), with the Nevada Secretary of State to designate 2,000 shares of the Company’s authorized and unissued preferred stock as Class A Preferred Stock and 10,000 shares of the Company’s authorized and unissued preferred stock as Class B Preferred Stock, and establish the voting powers, designations, preferences and relative participation and other rights and qualifications, limitations and restrictions of such securities.

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

Since then, management of the Company has been in the process of establishing a new business segment to develop energy related businesses which led to the entry into that certain agreement and plan of merger with Verde Bio Holdings, Inc., a Nevada corporation (“Verde”), and Formation Minerals Inc., a Nevada corporation and the Company’s then wholly-owned subsidiary (“Merger Sub”), as of December 11, 2023, as amended as of February 8, 2024 (the “Merger Agreement”), providing for the merger of Merger Sub with and into Verde, with Verde continuing as the surviving entity (the “Merger”). The Merger was completed at 4:15 p.m., Eastern Time, on May 9, 2024 (the “Effective Time”) and the separate existence of Merger Sub ceased. Following the Effective Time, pursuant to articles of merger filed with the Nevada Secretary of State, Verde was merged with and into the Company with the Company continuing as the surviving corporation and the Company changed its name to “Formation Minerals, Inc.”. Following the Merger, the Company has been focused on the acquisition and exploitation of upstream energy assets, specifically targeting oil and gas mineral interests, oil and gas royalty interests and select non-operated working interests.

Pursuant to the Merger, the Company completed the following transactions:

●	As of the Effective Time, FOMI issued 6,921,350 shares of Common Stock to acquire all 2,078,599,390 outstanding shares of the common stock, par value $0.001, of Verde (the “Verde Common Stock”), based on an exchange ratio of 300.47. The fair value of the consideration effectively transferred was calculated using the number of shares of Verde Common Stock that would have been issued to the stockholders of FOMI on the date the Merger was consummated to give FOMI an equivalent ownership interest in Verde as it has in FOMI multiplying the market price of the shares of Verde Common Stock. The fair value of those shares of Verde Common Stock was determined at $11,414,040 based on the market quote on the date the Merger was consummated.

●	As of the Effective Time, FOMI issued 1,665 shares of Class A Preferred Stock to acquire all outstanding shares of Series A preferred stock, par value $0.001, of Verde (the “Verde Series A Preferred Stock”), which was 500,000 by using an exchange ratio of approximately 300. The fair value of the consideration effectively transferred was calculated using the number of shares of Verde Series A Preferred Stock that would have been issued to the stockholders of FOMI on the date the Merger was consummated to give FOMI an equivalent ownership interest in Verde as it has in FOMI multiplying the fair value per share of Verde Series A Preferred Stock. The fair value of those shares of Verde Series A Preferred Stock was determined at $500.

●	As of the Effective Time, FOMI issued 5,354 shares of Class B preferred stock of FOMI to acquire all outstanding shares of Series C preferred stock, par value $0.001, of Verde (the “Verde Series C Preferred Stock”), which was 803 by using an exchange ratio of approximately 0.15. The fair value of the consideration effectively transferred was calculated using the number of shares of Verde Series C Preferred Stock that would have been issued to the stockholders of FOMI on the date the Merger was consummated to give FOMI an equivalent ownership interest in Verde as it has in FOMI multiplying the fair value per share of Verde Series C Preferred Stock. The fair value per share of Verde Series C Preferred Stock was determined at $803.

●	Effective immediately following the Effective Time, FOMI issued to Spartan Capital Securities, LLC, a New York limited liability company (“Spartan”) 5,000,000 shares of Common Stock in consideration of services Spartan provided; and (ii) FOMI issued 23,110,000 shares of Common Stock to Li Sze Tang, in consideration of services provided.

●	As of the Effective Time, FOMI assumed all of Verde’s obligations under Verde’s common stock purchase warrant issued on December 8, 2021 and January 27, 2022 (the “Verde Warrants”) and issued and delivered to the Verde Warrant holder, in exchange for the Verde Warrant, a common stock purchase warrant to purchase up to 205,962 and 210,195 shares of Common Stock, respectively, at an exercise price of $0.75 per share and the Verde Warrants expire on December 8, 2026 and January 27, 2027, respectively (the “FOMI Warrants”) respectively. The FOMI Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the FOMI Warrants.

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2024, the Company had a net income of $264,770 and used cash of $289,100 for operating activities. As at July 31, 2024, the Company had an accumulated deficit of $20,000,176. The continuation of the Company as a going concern is dependent upon our ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. In the past the Company has relied, and expects to continue to rely on the issuance and sale of shares of Common Stock and preferred stock in order to continue to fund its business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were issued on September 23, 2024. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompany notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended April 30, 2024. These condensed interim consolidated financial statements are unaudited and have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. The condensed interim consolidated financial statements are comprised of the records of the Company. All intercompany transactions have been eliminated on consolidation. The Company’s fiscal year end is April 30.

(b)	Reverse Acquisition

The Merger was accounted for as a “reverse acquisition” since, immediately following completion of the Merger, the stockholders of Verde acquired control of FOMI. For accounting purposes, Verde was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Verde (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Verde). Accordingly, the historical financial statements, consolidated assets, liabilities and results of operations of Verde became the historical financial statements of the Company and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with those of Verde beginning at the Effective Time. No step-up in basis or intangible assets or goodwill were recorded in the Merger. The difference between the reverse acquisition transaction consideration and the net assets acquired is treated as a reduction in equity.

(c)	Use of Estimates

The preparation of these condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable relating to oil and gas interests which is based on the operator’s production statements, carrying value of oil and gas properties, the useful life, carrying value, and incremental borrowing rate used for right of use assets and lease liabilities, the fair value of stock-based compensation, shares issued to acquire and exchange other equity instruments and equity classified warrants, revenue recognition including the calculation of the reserves and the fair value of the reserves for oil and gas interests, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Basic and Diluted Earnings / Loss per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company assessed the potentially dilutive shares quantitatively and qualitatively and considered the effect is insignificant as at July 31, 2024.

(e)	Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(f)	Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease liabilities, current, and lease liabilities, long-term in the consolidated balance sheet.

Right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statements of income (loss).

(g)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

$
Balance, April 30, 2024	394,736
Acquisition and exploration cost	-
Disposal of mineral property	(140,000)
Depletion expense	(18,251)
Balance, July 31, 2024	236,485

On May 22, 2024, the Company entered into a purchase and sale agreement for the sale of certain mineral and royalty interests with a private buyer whereby the Company is selling various mineral and oil and gas royalty interests in exchange for $140,000 in cash. Such purchase and sale agreement is for the sale of the right, title and interest to certain properties located in Bienville Parish, LA, Belmont County, OH, Ohio County, WV, Red River Parish, LA and Brazos County, TX.

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

4.	CONVERTIBLE LOANS

On January 9, 2023, Verde entered into a convertible loan agreement, with an arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250. Under the terms of the agreement, Verde incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common Stock for the last 10 trading days prior to default. During the three months ended July 31, 2023, Verde repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On March 2, 2023, Verde entered into an additional convertible loan agreement with the same arms-length party for $225,874 net of original issuance discount of $24,202 and financing fees of $26,672. Under the terms of the agreement, Verde incurred a one-time interest charge of $27,104 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $25,298 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common Stock for the last 10 trading days prior to default. During the three months ended July 31, 2023, Verde repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On October 4, 2023, Verde entered into an additional convertible loan agreement with the same arms-length party for $97,750 net of original issuance discount of $12,750 and financing fees of $17,750. Under the terms of the agreement, Verde incurred a one-time interest charge of $10,753 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $12,056 commencing on November 15, 2023. If Verde defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common stock for the last 10 trading days prior to default. During the year ended April 30, 2024, Verde repaid a total of $72,336 on the convertible loan, comprised of $65,167 of principal and $7,169 of accrued interest. During the period ended July 31, 2024, the Company repaid a total of $36,167 on the convertible loan, comprised of $32,583 of principal and $3,584 of accrued interest. As of July 31, 2024, the loan was fully paid.

On May 14, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a promissory note (the “Diagonal Note”) in the principal amount of $123,050 (the “Diagonal Loan”), for a purchase price of $107,000, reflecting an original issue discount of $16,050, which matures on March 15, 2025, pursuant to a securities purchase agreement (the “Diagonal Purchase Agreement”), dated May 14, 2024, by and between the Company and Diagonal. A one-time interest charge of 12% of the principal amount, or $14,766, was applied on the Issue Date to the Diagonal Loan. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in ten (10) monthly payments of $13,781.60, that began on June 15, 2024, for aggregate repayment amount of $137,816.00. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid. During the period ended July 31, 2024, the Company repaid a total of $26,963 on the convertible loan, comprised of $24,610 of principal and $2,353 of accrued interest. As of July 31, 2024, the unpaid balance was composed of principal in amount of 98,440 and interest 12,413.

5.	RELATED PARTY TRANSACTIONS The Company had the following balances and transactions with related parties except as disclosed in other notes:

(a)

Amounts due to related parties

At July 31, 2024, salary payable to the former Chief Executive Officer of the Company included in amounts due to related parties was $182,885 (April 30, 2024 - $182,885).

(b)

Loans from related party

At July 31, 2024, the Company owed $144,564 (April 30, 2024 - $85,763) to the President and Chief Executive Officer and director of the Company for loans which are non-interest bearing, unsecured, and due on demand.

(c)

Loans from other stockholders

At July 31, 2024, the Company had a balance of demand loans in the amount of $129,279 from a principal stockholder. Those loans are unsecured, non-interest bearing and due on demand.

6.	STOCKHOLDERS’ DEFICIENCY

(a)	Common Stock

As at July 31, 2024, the Company had 1,850,000,00 shares of Common Stock authorized and 91,380,533 shares of Common Stock issued and outstanding.

On May 9, 2024, the Company issued 6,921,350 shares of Common Stock to acquire all 2,078,599,390 outstanding shares of the Verde Common Stock based on an exchange ratio of 300.47. The opening number of shares of Verde Common Stock at the beginning of the periods ended July 31, 2024 and 2023 have been retrospectively adjusted by using the exchange ratio to reflect FOMI’s legal capital structure.

On May 9, 2024, the Company issued 28,110,000 shares of Common Stock to two consultants pursuant to the Merger Agreement.

On April 30, 2024, the Company had 56,349,183 issued and outstanding shares of Common Stock. Those shares of Common Stock were included in statements of stockholder’s deficiency for the period ended July 31, 2024 as recapitalization shares.

During the period ended July 31, 2023, Verde issued 140,000,000 shares of Verde Common Stock pursuant to the conversion of 42 shares of Verde Series C Preferred Stock. According to the completed reverse acquisition, all issued and outstanding shares of Verde Series C Preferred Stock were exchanged for the Class B Preferred Stock, therefore, the number of shares of Verde Series C Preferred Stock converted and shares of Verde Common Stock previously issued by Verde were retrospectively adjusted by using the exchange ratios of 0.15 and 300.47, respectively.

(b)	Class A Preferred Stock

As at July 31, 2024, the Company had 2,000 shares of Class A Preferred Stock authorized and 1,665 shares of Class A Preferred Stock issued and outstanding.

The holder of shares of Class A Preferred Stock is entitled to receive dividends equal to the amount of the dividend or distribution per share of Common Stock payable multiplied by the number of shares of Class A Preferred Stock held by such holder. The holder of Class A Preferred Stock is entitled to cast 100,000 votes for every share of Class A Preferred Stock held.

On May 9, 2024, FOMI issued 1,665 shares of Class A Preferred Stock to acquire all outstanding shares of Verde Series A Preferred Stock, which was 500,000 by using an exchange ratio of 300.47. The number of shares of Class A Preferred Stock (previously Verde Series A Preferred Stock) of the Company at the beginning of the periods ended July 31, 2024 and 2023 have been retrospectively adjusted by using the exchange ratio to reflect FOMI’s legal capital structure.

(c)	Class B Preferred Stock

As at July 31, 2024, the Company had 10,000 shares of Class B Preferred Stock authorized and 5,504 shares of Class B Preferred Stock issued and outstanding. The Class B Preferred Stock has a dividend rate at 10% per annum.

As at July 31, 2024, the Company recorded accrued dividends payable of $210,002 (April 30, 2024 - $185,757).

On May 9, 2024, the Company issued 5,354 shares of Class B Preferred Stock to acquire all outstanding shares of Verde Series C Preferred Stock, which was 803 by using an exchange ratio of 0.15. The opening number of shares of Class B Preferred Stock (previously Verde Series C Preferred Stock) of the Company at the beginning of the periods ended July 31, 2024 and 2023 have been retrospectively adjusted by using the exchange ratio to reflect FOMI’s legal capital structure. Upon completion of the reverse acquisition, the shares of Class B Preferred Stock (previously Verde Series C Preferred Stock) was reclassified under permanent equity.

On June 10, 2024, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”), for the purchase of up to 250 shares of Class B Preferred Stock, in a private placement at $1,000 per share, for aggregate gross proceeds of up to $250,000.

Pursuant to the Purchase Agreement (i) effective June 10, 2024, the Company issued and sold 50 shares of the Class B Preferred Stock (the “Initial Shares”) to GHS for an aggregate of $50,000 in gross proceeds and issued to GHS 100 shares of Class B Preferred Stock as an equity incentive for the purchase of the shares of Class B Preferred Stock pursuant the Purchase Agreement, including the potential issuance and sale of the Additional Shares (as defined below), and (ii) GHS agreed to purchase at one or more times, up to an aggregate of 200 additional shares of Class B Preferred Stock (the “Additional Shares”) at the same purchase price per share at any time prior to the one year anniversary of the date of the Purchase Agreement, subject to the satisfaction or waiver of certain conditions (Note 8).

(d)	Stock Purchase Warrants

FOMI Warrants are classified under equity in additional paid-in capital in accordance with ASC 480, Distinguishing Liabilities from Equity. Accordingly, the previously liability classified warrant liabilities in the amount of $1,228,018 at April 30, 2024 was extinguished. The fair value of the FOMI Warrants in the amount of $184,746 were based on the Black-Scholes option pricing model assuming an expected life of 2.6 to 2.7 years, volatility of 100%, risk-free rate of 1.23%, and no expected dividends. The difference between the carrying amount of warrant liabilities extinguished and the equity warrant recognized, in the amount of $1,043,542 was recognized in the condensed interim consolidated statement of income.

	Number of warrants	Weighted average exercise price $
Balance, July 31, 2024 and April 30, 2024	416,157	0.75

Additional information regarding share purchase warrants as of April 30, 2024 is as follows:

Outstanding and exercisable
Number of Warrants	Weighted Average Remaining Contractual Life (years)
416,157	2.6 to 2.7

(e)	Reverse acquisition

The difference between, the pre-acquisition of stockholders’ deficits in the amount of $833,612 and the fair value of reverse acquisition consideration in the amount of $11,415,343 was treated as a reduction of equity and charged into additional paid-in capital.

7.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at July 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

8.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 23, 2024, the date these consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined to disclose the following subsequent events.

Promissory Note with 1800 Diagonal Lending LLC

On August 15, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a Promissory Note (the “Diagonal Note”) in the principal amount of $98,400 (the “Diagonal Loan”), for a purchase price of $82,000, reflecting an original issue discount of $16,400, which matures on June 15, 2025, pursuant to a Securities Purchase Agreement, dated as of August 15, 2024, by and between the Company and Diagonal. In addition, the Company reimbursed Diagonal’s expenses of $7,000.

A one-time interest charge of 15% of the principal amount, or $14,760, was applied on the Issue Date to the Diagonal Loan. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in 5 monthly payments of $14,145 beginning March 15, 2024 and one payment of $56,580 on February 15, 2025 for aggregate repayment amount of $113,160. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid.

Securities Purchase Agreement with GHS Investments LLC

On August 6, 2024, the Company issued and sold to GHS, and GHS purchased from us, 50 Additional Shares for a total purchase price of $50,000 and paid Icon Capital Group LLC (“Icon”), as placement agent, a fee of $1,000 in connection with such issuance and sale.

On September 6, 2024, the Company issued and sold to GHS, and GHS purchased from us, 50 Additional Shares for a total purchase price of $50,000. In connection with this issuance and sale, the Company paid Icon, as placement agent, a fee of $1,000.

Purchase and Sale Agreement with Private Seller

On June 27, 2024, the Company entered into the Purchase and Sale Agreement with a private seller, pursuant to which the Company agreed to purchase all the rights, title and interest in and to the Property for a purchase price of $220,000 in cash. The acquisition is subject to customary closing conditions, including the receipt of adequate financing, and was expected to close on June 27, 2024. However, the closing date was extended 90 days to September 25, 2024. Pursuant to the terms of the Purchase and Sale Agreement, the Company is entitled to the cash flow from oil and gas production attributable to the Property beginning on July 1, 2024. The Company is working to secure the requisite financing to complete this acquisition.

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

Overview

Until November 2023, the Company was a medical technology or “MedTech” company that supplied a simple device and method to collect a breath sample for lab-based analysis. Exhaled breath contains aerosols which originate from the lungs and blood. These aerosols contain revealing information for analytics, diagnostics, and therapeutics. The Company’s patented method is called ExaBreath, and it can collect, extract, detect and identify non-volatile compounds present in exhaled breath by utilizing existing lab-based testing infrastructure and procedures. ExaBreath is applicable in toxicology, pharmacology, and clinical biochemistry. SensAbues AB (“Sensabues”), the Company’s wholly-owned subsidiary, owns the core intellectual properties for the design of sample collection devices and the methodologies to collect, extract and detect the non-volatile substances presented within aerosols in exhaled breath. During the nine months ended January 31, 2024, due to the difficulties in raising adequate capital, the significant cost of maintaining the patents, and delays in engaging appropriate commercialization partners, the management of the Company believed that the current business of commercializing the exhale breath technology patents was no longer feasible. The Company began winding-up the business of Sensabues to reduce operating expenses associated with maintaining the exhale breath technology patents.

In connection with the winding-up of the business of Sensabues, management of the Company sought to establish a new business segment to develop energy related businesses which led to the entry into that certain agreement and plan of merger with Verde Bio Holdings, Inc., a Nevada corporation and a growing U.S. energy company engaged in the acquisition and development of high-probability, lower risk onshore oil and gas properties within the major oil and gas plays in the United States (“Verde”), and Formation Minerals Inc., a Nevada corporation and the Company’s then wholly-owned subsidiary (“Merger Sub”), as of December 11, 2023, as amended as of February 8, 2024 (the “Merger Agreement”), providing for the merger of Merger Sub with and into Verde, with Verde continuing as the surviving entity (the “Merger”). The Merger was completed effective at 4:15 p.m., Eastern Time, on May 9, 2024 (the “Effective Time”) and the separate existence of Merger Sub ceased. Following the Effective Time, pursuant to articles of merger filed with the Nevada Secretary of State, Verde was merged with and into the Company with the Company continuing as the surviving corporation and the Company changed its name to “Formation Minerals, Inc.”. Following the Merger, the Company has been focused on the acquisition and exploitation of upstream energy assets, specifically targeting oil and gas mineral interests, oil and gas royalty interests and select non-operated working interests. In connection with the Merger, (i) on May 2, 2024, the Certificates of Designation of Preferences, Rights and Limitations of the Class A preferred stock, par value $0.001 per share, of the Company and the Class B preferred stock, par value $0.001 per share, of the Company were cancelled with the Nevada Secretary of State and (ii) on May 9, 2024, we amended and restated our articles of incorporation (the “Amended and Restated Articles of Incorporation”) to, among other modifications, (a) increase the number of shares of capital stock which we are authorized to issue to 2,000,000,000 shares, (b) authorize the issuance of up to 150,000,000 shares of “blank check” preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors (the “Board”) and (c) provide that special meetings of stockholders may be called only by our Board. Also on May 9, 2024, following the filing of the Amended and Restated Articles of Incorporation, we filed a Certificate of Designation of Preferences, Rights and Limitations of Class A Preferred Stock, and a Certificate of Designation of Preferences, Rights and Limitations of Class B Preferred Stock, with the Nevada Secretary of State to reflect the Board’s designation of 2,000 shares of our authorized and unissued preferred stock as Class A Preferred Stock and 10,000 shares of our authorized and unissued preferred stock as Class B Preferred Stock, and establishment of the voting powers, designations, preferences and relative participation and other rights and qualifications, limitations and restrictions thereof as set forth therein.

Pursuant to the Merger Agreement, at the Effective Time (1) each holder of common stock, par value $0.001 per share, of Verde (“Verde Common Stock”) received, for every approximately 300.47 shares of Verde Common Stock, one share of our common stock, par value $0.01 per share (“Common Stock”), (2) each holder of Series A preferred stock, par value $0.001 per share, of Verde (“Verde Series A Preferred Stock”) received, for every approximately 300.47 shares of Verde Series A Preferred Stock, one share of Class A Preferred Stock, and (3) each holder of Series C preferred stock, par value $0.001 per share, of Verde (“Verde Series C Preferred Stock”) received, for every 0.15 shares of Verde Series C Preferred Stock, one share of Class B Preferred Stock. No fraction of a share of Common Stock, Class A Preferred Stock or Class B Preferred Stock was issued by virtue of the Merger, and each person who would otherwise be entitled to a fraction of a share of Common Stock, Class A Preferred Stock or Class B Preferred Stock (after aggregating all fractional shares of Common Stock, Class A Preferred Stock and Class B Preferred Stock that otherwise would be received by such holder) had the number of shares of Common Stock, Class A Preferred Stock and Class B Preferred Stock issued to such person rounded up in the aggregate to the nearest whole share of Common Stock, Class A Preferred Stock or Class B Preferred Stock. At the Effective Time, we issued 6,917,770 shares of Common Stock, 1,665 shares of Class A Preferred Stock and 5,345 shares of Class B Preferred Stock in connection with the Merger. Pursuant to the Merger Agreement, at the Effective Time, we assumed (i) all of Verde’s obligations under Verde’s common stock purchase warrant issued on December 8, 2021 (the “December Verde Warrant”) and issued and delivered to the December Verde Warrant holder, in exchange for the December Verde Warrant, a common stock purchase warrant to purchase up to 205,962 shares of Common Stock, at an exercise price of $0.75 per share which expires on December 8, 2026 (the “ December Company Warrant”) and (ii) all of Verde’s obligations under Verde’s common stock purchase warrant issued on January 27, 2022 (the “January Verde Warrant”) and issued and delivered to the January Verde Warrant holder, in exchange for the January Verde Warrant, a common stock purchase warrant to purchase up to 210,195 shares of Common Stock, at an exercise price of $0.75 per share which expires on January 27, 2027 (the “ January Company Warrant”). Both the December Company Warrant and January Company Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the each of the December Company Warrant and January Company Warrant, respectively.

Also in connection with the Merger, effective immediately following the Effective Time: (i) pursuant to the Merger Agreement and the side letter dated as of February 6, 2024 by and among the Company, Verde and Spartan, we issued to Spartan 5,000,000 shares of Common Stock in consideration of services Spartan provided to Verde; and (ii) pursuant to the Merger Agreement, we issued to Li Sze Tang 23,110,000 shares of Common Stock in consideration of services provided to the Company as an advisor in connection with the Merger and the other transactions contemplated in the Merger Agreement.

Critical accounting policies

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are expressed in United States Dollars. Significant accounting policies are summarized below:

Reverse Acquisition

The Merger was accounted for as a “reverse acquisition” since, immediately following completion of the Merger, the stockholders of Verde acquired control of FOMI. For accounting purposes, Verde was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Verde (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Verde). Accordingly, the historical financial statements, consolidated assets, liabilities and results of operations of Verde became the historical financial statements of the Company and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with those of Verde beginning at the Effective Time. No step-up in basis or intangible assets or goodwill were recorded in the Merger. The difference between the reverse acquisition transaction consideration and the net assets acquired is treated as a reduction in equity.

Use of Estimates

The preparation of the condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable relating to oil and gas interests which is based on the operator’s production statements, carrying value of oil and gas properties, the useful life, carrying value, and incremental borrowing rate used for right of use assets and lease liabilities, the fair value of stock-based compensation, shares issued to acquire and exchange other equity instruments and equity classified warrants, revenue recognition including the calculation of the reserves and the fair value of the reserves for oil and gas interests, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Earnings / Loss per Share

The Company has adopted the FASB ASC Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company assessed the potentially dilutive shares quantitatively and qualitatively and considered the effect is insignificant as at July 31, 2024.

Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, convertible debentures and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Leases

The Company is the lessee in a lease contract when the Company obtains the right to use the asset. Operating leases are included in the line items right-of-use asset, lease liabilities, current, and lease liabilities, long-term in the consolidated balance sheet.

ROU asset represents the Company’s right to use an underlying asset for the lease term and lease obligations represent the Company’s obligations to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company determines the lease term by agreement with lessor. As the Company’s lease does not provide implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Refer to Note 10 for further discussion.

Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statements of income (loss).

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Position

Working Capital

	July 31, 2024 $	April 30, 2024 $
Current Assets	88,668	153,828
Current Liabilities	2,549,576	2,538,621
Working Capital (Deficit)	(2,460,908)	(2,384,793)

Revenue

	July 31, 2024 $	July 31, 2023 $
Revenue	36,139	75,694

Expenses

	July 31, 2024 $	July 31, 2023 $
Consulting fees	56,035	85,243
Depletion expense	18,251	56,083
Depreciation expense	-	15,482
General and administrative	288,740	157,632
Professional fees	365,775	81,626
Project expenditures	-	6,581
Total operating expenses	728,801	402,647

Cash Flows

	July 31, 2024 $	July 31, 2023 $
Cash Flows used in Operating Activities	(289,100)	(388,585)
Cash Flows provided by Investing Activities	140,000	329,869
Cash Flows provided by Financing Activities	140,516	233,145

Comparison of the Three Month Period Ended July 31, 2024 and July 31, 2023

Assets, Liabilities and Working Capital

As at July 31, 2024, the Company had no cash and total assets of $325,153 compared to cash of $3,704 and total assets of $548,564 as at April 30, 2024. The Company’s cash decreased primarily due to the fact that the Company spent more cash on its operating activities compared to cash flows generated from its royalty income and supported by additional cash financing from investing and financing activities. The decrease in total assets was due to the sale of certain mineral properties during the three months ended July 31, 2024.

As at July 31, 2024, the Company had total liabilities of $2,549,576 compared to total liabilities of $2,538,621 as at April 30, 2024. The decrease in total liabilities from the year end was primarily due to an increase in Company’s accounts payable of approximately $773,000 as a result of various Merger transaction related expenses, issuance of convertible notes to obtain approximately $98,000 in financing partially offset by the repayment of approximately $36,000 for financing in the Company’s fiscal year ended April 30, 2023 and receipt of additional loans from related parties in the amount of approximately $77,000, and the extinguishment of warrant liabilities in the amount of approximately $1.22 million.

As at July 31, 2024, the Company had a working capital deficit of $2,460,908 compared to a working capital deficit of $2,384,793 as of April 30, 2024. The increase in the working capital deficit was due to the use of cash for operating activities being greater than cash provided by investing and financing activities.

Revenues

During the three months ended July 31, 2024, the Company recorded revenue of $36,139 compared to revenue of 75,649 during the three months ended July 31, 2023, a decrease of $39,555. Revenues were derived from our interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due to lower oil and gas prices as well as the sale of oil and gas properties during the current period. As part of the revenue generated from the oil and gas properties, the Company recorded depletion expense of $18,251 during the three months ended July 31, 2024 compared to depletion expense of $56,083 during the three month period ended July 31, 2023 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Expenses and Net Loss

During the three months ended July 31, 2024, the Company recorded general and administrative expenses of $288,740 compared to $157,632 during the three months ended July 31, 2023, an increase of $131,108. The increase in general and administrative expenses was primarily due to an increase in expenses as a result of the Merger transaction during the three months ended July 31, 2024, including an increase in professional fees from $81,826 for the three months ended July 31, 2023 to $365,775 for the three months ended July 31, 2024..

Net income for the three months ended July 31, 2024 was $289,013 as compared to a net loss of $(316,796) during three months ended July 31, 2023. Interest and finance charges increased from $1,728 in three months ended July 31, 2023 to $61,867 in the three months July 31, 2024. The net income was primarily due to a gain recognized upon extinguishment of warrant liabilities in the amount of $1,043,542 in the three months ended July 31, 2024 compared to $Nil for the three months ended July 31, 2023.

For the three months ended July 31, 2024, the Company recorded net income per share of $0.003, which represented an increase of $0.07 compared to the three months ended July 31, 2023 primarily due to the net income in the three months ended July 31, 2024 as compared with a net loss in the three months ended July 31, 2023.

Cash Flows from Operating Activities

During the three months ended July 31, 2024, the Company used $289,100 of cash for operating activities compared with $388,585 cash for operating activities during the three months ended July 31, 2023. The decrease in the use of cash for operating activities was due to a decrease in overall royalty income, which decreased the cash inflows from operating activities compared to prior year.

Cash Flows from Investing Activities

During the three months ended July 31, 2024, the Company generated $140,000 of cash in investing activities compared to $329,829 for investing activities during the three months ended July 31, 2023. Proceeds from investing activities consists of the sale of oil and gas properties for aggregate proceeds of $140,000.

Cash Flows from Financing Activities

During the three months ended July 31, 2024, the Company received $140,516 of proceeds from financing activities compared to proceeds of $233,145 during the three months ended July 31, 2023. The decrease in proceeds from financing activities was primarily due to less loans provided by a related party in the three months July 31, 2024.

Liquidity and Capital Resources

As of July 31, 2024, the Company had no cash and total assets of $325,153 compared to cash of $3,704 and total assets of $548,564 as at April 30, 2024.

Since the closing of the Merger, our management has been focused on developing our energy-related businesses, including continuing with Verde’s business plan of acquiring and managing cash flowing, oil and gas minerals and royalties, which management expects will present new opportunities in the oil, gas and mineral industries, increasing our presence and reputation in the energy space more broadly. In addition, since the closing of the Merger the Company has received notice that over fourteen (14) new wells were in the process of being brought online on our oil and gas properties. The main areas of these new wells being brought online and new development continue to be on the Company’s Permian Basin and Haynesville Shales properties which management believes adds concrete, new oil and gas development assets to the Company’s portfolio. Management continues to actively manage its portfolio to maximize stockholder value, including by identifying potential sales of non-core assets to allow for the reinvestment of those proceeds into the higher growth areas. In May 2024, the Company sold five lower-performing, non-core assets for $140,000 in cash and is working to reinvest the proceeds into better performing royalty properties. In addition, since the closing of the Merger, we have completed five capital raises, raising gross proceeds of approximately $371,450 with the potential for an additional $100,000.

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

Going Concern

The Company’s condensed interim consolidated financial statements for the three month period ended July 31, 2024 have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2024, the Company had a net income of $264,770 and used cash of $289,100 for operating activities. As at July 31, 2024, the Company had an accumulated deficit of $20,000,176. The continuation of the Company as a going concern is dependent upon our ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. In the past, the Company has relied, and expects to continue to rely on the issuance and sale of shares of Common Stock and preferred stock in order to continue to fund its business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date the Company’s financial statements for the three month period ended July 31, 2024 were issued on September 23, 2024. The Company’s financial statements for the three month period ended July 31, 2024 do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation Company’s Chief Executive Officer who also acts as our Chief Financial Officer in consultation with the Company’s independent public accounting firm, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and identified certain matters involving internal controls and procedures that the Company’s management considered to be material weaknesses as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, under the standards of the Public Company Accounting Oversight Board. The Company’s management believes that these material weaknesses did not have an effect on the Company’s financial results. However, the Company’s management believes that these material weaknesses resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in the Company’s financial statements in future periods. The Company’s management recognizes that its controls and procedures would be substantially improved if the Company had adequate staffing and an audit committee and as such is actively seeking to remediate this issue.

Based on the foregoing, our Chief Executive Officer who also acts as out Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on August 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Merger Agreement, effective as of the Effective Time, the Company assumed all of Verde’s obligations under Verde’s common stock purchase warrant issued on December 8, 2021 (the “December Verde Warrant”) and issued and delivered to the December Verde Warrant holder, in exchange for the December Verde Warrant, a common stock purchase warrant to purchase up to 205,962 shares of Common Stock, at an exercise price of $0.75 per share which expires on December 8, 2026 (the “December Company Warrant”). The December Company Warrant is subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the December Company Warrant. The December Company Warrant and any shares of Common Stock issued upon conversion thereof will be issued, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

3.1	Composite Copy of Amended and Restated Articles of Incorporation of Formation Minerals Inc., dated May 9, 2024, as amended as of May 9, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
3.2	Amended and Restated By-Laws, of SensaSure Technologies, Inc. (now known as Formation Minerals, Inc.), as amended as of May 9, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.1	Certificate of Designation of Preferences, Rights and Limitations of the Class A Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.2	Certificate of Designation of Preferences, Rights and Limitations of the Class B Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.3	Certificate of Correction, filed June 12, 2024, to the Certificate of Designation of Preferences, Rights and Limitations of the Class B Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2024).
4.4	Form of Common Stock Purchase Warrant of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated as of May 9, 2024 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2024).
4.5*	Form of Common Stock Purchase Warrant of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated as of May 9, 2024.
10.1	Side Letter Agreement, dated as of February 6, 2024, by and between Verde Bio Holdings, Inc., SensaSure Technologies Inc. (now known as Formation Minerals, Inc.) and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2024).
10.2	Securities Purchase Agreement, dated May 14, 2024, by and between Formation Minerals, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024).
10.3	Promissory Note, dated May 14, 2024, issued by Formation Minerals, Inc., as Borrower, to 1800 Diagonal Lending LLC, as Holder (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024).
10.4	Form of Purchase and Sale Agreement, dated May 21, 2024, by and between Formation Minerals, Inc. and a Private Buyer (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2024).
10.5†	Securities Purchase Agreement, dated as of June 10, 2024, by and between Formation Minerals, Inc. and GHS Investments LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2024).
10.6	Form of Purchase and Sale Agreement, dated June 27, 2024, by and between Formation Minerals, Inc. and a Private Seller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2024).
31.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the Company agrees to furnish supplementally upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMATION MINERALS, INC.

By:	/s/ Scott A. Cox
Scott A. Cox
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	September 23, 2024