Form 10-Q
period 2024-10-31
FORMATION MINERALS, INC.
filed 2025-02-18
CIK 1885336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 14, 2025, the Registrant had 99,112,508 shares of common stock, $0.01 par value per share, issued and outstanding.

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

Item 1. CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FORMATION MINERALS, INC.
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. Dollars, except share data or otherwise stated)
FOR THE THREE AND SIX MONTHS ENDED
OCTOBER 31, 2024 AND 2023 (unaudited)

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS AT OCTOBER 31, 2024 AND APRIL 30, 2024

	2024 (unaudited)	2024 (audited)
	$	$

ASSETS
Current Assets
Cash	9,555	3,704
Accounts receivable	93,828	64,257
Prepayments and other receivables	24,870	85,867
Total current assets	128,253	153,828

Non-current assets
Oil and natural gas properties, net based on the full cost method of accounting	201,421	394,736
Total assets	329,674	548,564

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	2,438,216	1,006,500
Convertible notes payable	142,554	32,583
Amounts and loans due related parties	144,616	85,763
Warrant liabilities	-	1,228,018
Dividends payable	527,064	185,757
Total Liabilities	3,252,450	2,538,621

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFIECIENCY
Class A Preferred Stock: $0.01 par value, 2,000 authorized, 1,665 issued and outstanding as at October 31, 2024 and April 30, 2024 respectively.	17	17
Class B Preferred Stock: $0.01 par value, 10,000 authorized, 5,704 issued and outstanding as at October 31, 2024 and April 30, 2024 respectively.	57	54
Common Stock: $0.01 par value, 1,850,000,000 authorized, 99,112,508 and 6,921,350 issued and outstanding as at October 31, 2024 and April 30, 2024 respectively.	991,126	69,214
Additional paid-in capital	17,419,832	18,205,604
Accumulated deficit	(21,333,808)	(20,264,946)
Total Stockholders’ deficiency	(2,922,776)	(1,990,057)
Total liabilities and stockholders’ deficiency	329,674	548,564

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

(Expressed in US dollars)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2024$	2023$	2024$	2023$

Revenue

Mineral property and royalty revenues	87,281	59,496	123,420	135,190

Operating Expenses
Consulting fees	24,375	70,616	80,410	155,859
Depletion expense	35,065	39,200	53,315	95,283
Depreciation expense	-	15,483	-	30,966
General and administrative	341,869	191,845	841,392	349,477
Professional fees	375,483	45,680	527,789	127,305
Stock compensation	306,000	-	306,000	-
Project expenditures	-	-	-	6,581

Total Operating Expenses	1,082,792	362,824	1,808,906	765,471

Net Operating Loss	(995,511)	(303,328)	(1,685,486)	(630,281)

Other Income (Expenses)

Financing cost	-	(17,750)	-	(18,750)
Amortization of debt discount	(13,100)	-	(13,100)	-
Interest expense	(7,958)	(10,834)	(72,571)	(11,562)
Gain upon extinguishment of warrant liabilities	-		1,043,542	-
Other revenue	-	-	-	11,885

Total Other Income (Expenses)	(21,058)	(28,584)	957,871	(18,427)

Net Loss	(1,016,569)	(331,912)	(727,615)	(648,708)
Series C Preferred Stock Dividends	(317,064)	(18,914)	(341,307)	(38,766)
Net Loss to Common Shareholders	(1,333,633)	(350,826)	(1,068,922)	(687,474)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.06)	(0.01)	(0.12)
Weighted Average Shares Outstanding – Basic and Diluted	99,855,954	5,742,084	9,144,026	5,552,744

The accompanying notes are an integral part of these condensed consolidated financial statements

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

(unaudited)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance – April 30, 2024	1,665	17	5,354	54	6,921,350	69,214	18,205,604	(20,264,946)	(1,990,057)
Adjustment pursuant to reverse acquisition transaction	-	-	-	-	84,459,183	844,592	(1,678,204)	-	(833,612)
Issuance of Class B preferred stock	-		50	-	-	-	50,000	-	50,000
Issuance of Class B preferred stock - transaction cost	-	-	100	1	-	-	99,999	-	100,000
Extinguishment of warrant liabilities and transfer to equity	-	-	-	-	-	-	184,476	-	184,476
Class B preferred stock dividend	-	-	-	-	-	-	-	(24,243)	(24,243)
Net loss for the period	-	-	-	-	-	-	-	289,014	289,014
Balance – July 31, 2024	1,665	17	5,504	55	91,380,533	913,806	16,861,875	(20,000,175)	(2,224,421)
Stock compensation	-	-	-	-	4,500,000	45,000	261,000	-	306,000
Issuance of Class B preferred stock	-	-	200	2	-	-	199,998	-	200,000
Conversion of notes payable	-	-	-	-	3,231,975	32,320	99,959	-	129,279
Class B preferred stock dividend	-	-	-	-	-	-	-	(317,064)	(317,064)
Net loss for the period	-	-	-	-	-	-	-	(1,016,569)	(1,016,569)
Balance – October 31, 2024	1,665	17	5,705	57	99,112,508	991,126	17,419,832	(21,333,808)	(2,922,776)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2023	500,000	500	5,135,503	5,136	18,239,117	(16,033,070)	2,211,683

Series C preferred stock issued for commitment fee	-	-	-	-	1,000	-	1,000
Common shares issued for conversion of Series C preferred stock	-	-	465,933	466	(456)	-	-
Series C preferred stock issued for cash	-	-	-	-	11,000	-	11,000
Series C preferred stock dividend	-	-	-	-	(19,852)	-	(19,852)
Net loss for the period	-	-	-	-	-	(316,796)	(316,796)

Balance – July 31, 2023	500,000	500	5,601,436	6,602	18,230,799	(16,349,866)	1,887,035

Common shares issued for conversion of Series C preferred stock	-	-	239,623	240	(240)	-	-
Series C preferred stock dividend	-	-	-	-	(18,914)	-	(18,914)
Net loss for the period	-	-	-	-	-	(331,912)	(331,912)

Balance – October 31, 2023	500,000	500	5,841,059	5,842	18,211,645	(16,681,778)	1,536,209

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(In U.S. Dollars, except share data or otherwise stated)

(unaudited)

	Six months ended October 31,	Six months ended October 31,
	2024	2023
	$	$
Operating Activities
Net income (loss) for the period	(727,615)	(648,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	-	19,861
Depreciation expense	-	30,966
Amortization of debt discount	13,100	-
Depletion expense	53,315	95,283
Original issuance discount and transaction fees on financing	-	17,750
Shares issued for commitment fee	100,000	1,000
Stock compensation	306,000	-
Gain upon extinguishment of warrant liabilities	(1,043,542)	-
Changes in operating assets and liabilities:
Accounts receivable	(29,571)	17,746
Prepayments and other receivables	36,152	(17,023)
Accounts payable and accrued liabilities	786,297	(124,413)
Operating lease liability	-	(21,337)
Net Cash Used In Operating Activities	(505,864)	(628,875)

Investing Activities
Acquisition of oil and gas properties	-	(68,881)
Proceeds from sale of oil and gas properties	140,000	398,750
Net Cash Provided By Investing Activities	140,000	329,869

Financing Activities
Proceeds from convertible notes	185,943	80,000
Proceeds from issuance of Class B preferred stock	250,000	11,000
Repayment of convertible notes	(64,228)	(260,855)
Repayment of related party loan	-	(42,000)
Proceeds from related party loans	-	525,000
Net Cash Provided by Financing Activities	371,715	313,145

Change in Cash (Bank Overdraft)	5,851	14,139
Cash – Beginning of Period	3,704	25,836
Cash (Bank Overdraft) – End of Period	9,555	39,975

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

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

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2024, the Company had a net loss of $727,615 and used cash of $505,864 for operating activities. As at October 31, 2024, the Company had an accumulated deficit of $21,333,808. The continuation of the Company as a going concern is dependent upon our ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. In the past the Company has relied, and expects to continue to rely on the issuance and sale of shares of Common Stock and preferred stock in order to continue to fund its business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were issued on February 14, 2025. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)	Basic and Diluted Earnings / Loss per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company assessed the potentially dilutive shares quantitatively and qualitatively and considered the effect is insignificant as at October 31, 2024.

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

(f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

$
Balance, April 30, 2024	394,736
Acquisition and exploration cost	-
Disposal of mineral property	(140,000)
Depletion expense	(35,064)
Balance, October 31, 2024	201,421

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

On June 27, 2024, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with a private seller, pursuant to which we have agreed to purchase all the rights, title and interest in and to various oil, gas, condensate, and other hydrocarbons that may be produced and saved from the lands described in certain oil, gas and mineral leases (the “Property”), for the purchase price of $220,000 in cash. The acquisition is subject to customary closing conditions, including the receipt of adequate financing, and was expected to close on or about July 26, 2024. However, the closing date was extended until such time as the Company has raised sufficient capital to close on the transaction. Pursuant to the terms of the Purchase and Sale Agreement, we are entitled to the cash flow from oil and gas production attributable to the Property beginning on July 1, 2024. The Company is working to secure the requisite financing to complete this acquisition.

4.	CONVERTIBLE LOANS

On January 9, 2023, Verde entered into a convertible loan agreement, with an arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250. Under the terms of the agreement, Verde incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common Stock for the last 10 trading days prior to default. During the six months ended October 31, 2023, Verde repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On March 2, 2023, Verde entered into an additional convertible loan agreement with the same arms-length party for $225,874 net of original issuance discount of $24,202 and financing fees of $26,672. Under the terms of the agreement, Verde incurred a one-time interest charge of $27,104 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $25,298 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common Stock for the last 10 trading days prior to default. During the six months ended October 31, 2023, Verde repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On October 4, 2023, Verde entered into an additional convertible loan agreement with the same arms-length party for $97,750 net of original issuance discount of $12,750 and financing fees of $17,750. Under the terms of the agreement, Verde incurred a one-time interest charge of $10,753 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $12,056 commencing on November 15, 2023. If Verde defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common stock for the last 10 trading days prior to default. During the year ended April 30, 2024, Verde repaid a total of $72,336 on the convertible loan, comprised of $65,167 of principal and $7,169 of accrued interest. During the period ended October 31, 2024, the Company repaid a total of $36,167 on the convertible loan, comprised of $32,583 of principal and $3,584 of accrued interest. As of October 31, 2024, the loan was fully paid.

On May 14, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a promissory note (the “Diagonal Note”) in the principal amount of $123,050 (the “Diagonal Loan”), for a purchase price of $107,000, reflecting an original issue discount of $16,050, which matures on March 15, 2025, pursuant to a securities purchase agreement (the “Diagonal Purchase Agreement”), dated May 14, 2024, by and between the Company and Diagonal. A one-time interest charge of 12% of the principal amount, or $14,766, was applied on the Issue Date to the Diagonal Loan and recorded as prepaid interest. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in ten (10) monthly payments of $13,781.60, that began on June 15, 2024, for aggregate repayment amount of $137,816.00. The prepaid interest is netted against the principal balance in the Company’s financial statements. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid. Upon issuance of the note, the Company recorded an original issue discount of $16,050. During the six months ended October 31, 2024, the Company amortized $8,946 of the discount. The remaining balance on the discount at October 31, 2024 was $7,104. During the period ended October 31, 2024, the Company repaid a total of $78,993 on the convertible loan, comprised of $64,227 of principal and $4,681 of prepaid interest. As of October 31, 2024, the unpaid balance was composed of principal in amount of $73,589, a discount of $7,104, and prepaid interest of $10,085, for net balance of $56,400.

On August 15, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a Promissory Note (the “Diagonal Note”) in the principal amount of $98,400 (the “Diagonal Loan”), for a purchase price of $82,000, reflecting an original issue discount of $16,400, which matures on June 15, 2025, pursuant to a Securities Purchase Agreement, dated as of August 15, 2024, by and between the Company and Diagonal. In addition, the Company reimbursed Diagonal’s expenses of $7,000. A one-time interest charge of 15% of the principal amount, or $14,760, was applied on the Issue Date to the Diagonal Loan and recorded as prepaid interest. The prepaid interest is netted against the principal balance in the Company’s financial statements. The Company recorded an original issue discount of $16,400. During the six months ended October 31, 2024, the Company amortized $4,154 of the discount. The remaining balance on the discount at October 31, 2024 was $12,246. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in 5 monthly payments of $14,145 beginning March 15, 2025 and one payment of $56,580 on February 15, 2025 for aggregate repayment amount of $113,160. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid. The balance of the note, discount, and prepaid interest was $113,160, $12,246 and $14,760, respectively, for a net balance of $86,154 on October 31, 2024.

5.	RELATED PARTY TRANSACTIONS The Company had the following balances and transactions with related parties except as disclosed in other notes:

(a)

Amounts due to related parties

At October 31, 2024, salary payable to the former Chief Executive Officer of the Company included in amounts due to related parties was $252,885 (April 30, 2024 - $182,885).

(b)

Loans from related party

At October 31, 2024, the Company owed $120,962 (April 30, 2024 - $85,763) to the President and Chief Executive Officer and director of the Company for loans which are non-interest bearing, unsecured, and due on demand.

(c)

Loans from other stockholders

In October 2024, the Company converted demand loans in the amount of $129,279 into 3,231,975 shares of common stock. The balance of the demand loans was $0 at October 31, 2024.

6.	STOCKHOLDERS’ DEFICIENCY

(a)	Common Stock

As at October 31, 2024, the Company had 1,850,000,000 shares of Common Stock authorized and 99,112,508 shares of Common Stock issued and outstanding.

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

In June 2024, the Company entered into a consulting agreement with a consultant and issued 4,500,000 shares of Common Stock to the consultant. The fair market value of the Common Stock on the date of issuance was $306,000.

In October 2024, the Company converted demand loans in the amount of $129,279 into 3,231,975 shares of Common Stock.

On April 30, 2024, the Company had 56,349,183 issued and outstanding shares of Common Stock. Those shares of Common Stock were included in statements of stockholder’s deficiency for the period ended October 31, 2024 as recapitalization shares.

During the period ended October 31, 2023, Verde issued 140,000,000 shares of Verde Common Stock pursuant to the conversion of 42 shares of Verde Series C Preferred Stock. According to the completed reverse acquisition, all issued and outstanding shares of Verde Series C Preferred Stock were exchanged for the Class B Preferred Stock, therefore, the number of shares of Verde Series C Preferred Stock converted and shares of Verde Common Stock previously issued by Verde were retrospectively adjusted by using the exchange ratios of 0.15 and 300.47, respectively.

(b)	Class A Preferred Stock

As at October 31, 2024, the Company had 2,000 shares of Class A Preferred Stock authorized and 1,665 shares of Class A Preferred Stock issued and outstanding.

The holder of shares of Class A Preferred Stock is entitled to receive dividends equal to the amount of the dividend or distribution per share of Common Stock payable multiplied by the number of shares of Class A Preferred Stock held by such holder. The holder of Class A Preferred Stock is entitled to cast 100,000 votes for every share of Class A Preferred Stock held.

On May 9, 2024, FOMI issued 1,665 shares of Class A Preferred Stock to acquire all outstanding shares of Verde Series A Preferred Stock, which was 500,000 by using an exchange ratio of 300.47. The number of shares of Class A Preferred Stock (previously Verde Series A Preferred Stock) of the Company at the beginning of the periods ended October 31, 2024 and 2023 have been retrospectively adjusted by using the exchange ratio to reflect FOMI’s legal capital structure.

(c)	Class B Preferred Stock

As at October 31, 2024, the Company had 10,000 shares of Class B Preferred Stock authorized and 5,704 shares of Class B Preferred Stock issued and outstanding. The Class B Preferred Stock has a dividend rate at 10% per annum.

As at October 31, 2024, the Company recorded accrued dividends payable of $527,064 (April 30, 2024 - $185,757).

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

Pursuant to the Purchase Agreement (i) effective June 10, 2024, the Company issued and sold 250 shares of the Class B Preferred Stock (the “Initial Shares”) to GHS for an aggregate of $250,000 in gross proceeds and issued to GHS 100 shares of Class B Preferred Stock as an equity incentive for the purchase of the shares of Class B Preferred Stock pursuant the Purchase Agreement. (Note 8).

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

	Number of warrants	Weighted average exercise price $
Balance, October 31, 2024 and April 30, 2024	416,157	0.75

Additional information regarding share purchase warrants as of April 30, 2024 is as follows:

Outstanding and exercisable
Number of Warrants	Weighted Average Remaining Contractual Life (years)
416,157	2.6 to 2.7

(e)	Reverse acquisition

The difference between, the pre-acquisition of stockholders’ deficits in the amount of $833,612 and the fair value of reverse acquisition consideration in the amount of $11,415,343 was treated as a reduction of equity and charged to additional paid-in capital.

7.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at October 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

8.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to February 5, 2025, the date these consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined to disclose the following subsequent events.

Sale of Oil and Gas Properties

On December 5, 2024, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with a private buyer, pursuant to which we agreed to sell all our rights, title and interest in and to various oil, gas, condensate, and other hydrocarbons that may be produced and saved from the lands described in certain oil, gas and mineral leases, for the purchase price of $75,000 in cash, effective as of December 1, 2024. The Purchase and Sale Agreement includes customary representations, warranties and covenants for a transaction of this type. The transaction closed on December 6, 2024.

Equity Line of Credit with GHS Investments LLC

On December 31, 2024, we entered into an equity financing agreement with GHS (the GHS Equity Financing Agreement”), pursuant to which, GHS has committed, subject to the satisfaction or waiver of certain conditions, to purchase up to an aggregate of $10.0 million shares of Common Stock, subject to certain limitations, from time to time and at the Company’s sole discretion over a 24-month period as described below. The GHS Equity Financing Agreement further provides that the Company must issue one million (1,000,000) shares of Common Stock to GHS as an equity incentive at the closing of, and in addition to the shares of Common Stock issued at, the initial purchase of shares of Common Stock pursuant to the GHS Equity Financing Agreement. The purchase price of the shares of Common Stock issuable pursuant to the GHS Equity Financing Agreement will be eighty percent (80%) of the market price of such shares of Common Stock, provided, however, that. if at any time, such shares of Common Stock are listed and traded on The Nasdaq Stock Market LLC or another national securities exchange having similar price restriction, the purchase price will be ninety percent (90%) of the lowest volume weighted average price as reported by Bloomberg, L.P. during the applicable pricing period.

On December 31, 2024, we also entered into a registration rights agreement (the “Registration Rights Agreement” with GHS. Under the Registration Rights Agreement, the Company agreed to file one or more registration statement (the “Registration Statement”), as necessary, to register under the Securities Act the resale of all of the shares o Common Stock that may, from time to time, be issued or become issuable to GHS under the Equity Financing Agreement and the Registration Rights Agreement. The Registration Rights Agreement requires that the Company file, within 30 days after execution of the Registration Rights Agreement, an initial Registration Statement and use commercially reasonable efforts to have such Registration Statement declared effective by the SEC within thirty (30 calendar days, but no more than ninety (90) calendar days after the Company has filed such Registration Statement.

Securities Purchase Agreement with GHS Investments LLC

On January 10, 2025, we entered into a securities purchase agreement with GHS under which we sold 95 shares of our Class B Preferred Stock at $1,000 per share, raising $95,000 in gross proceeds, and issued an additional 10 shares of Common Stock as an equity incentive. Concurrently, we executed a placement agency agreement with Icon, whereby Icon agreed to act on a reasonable best efforts basis in connection with the financing and is entitled to a fee equal to 2.0% of the aggregate gross proceeds (with an initial fee of $1,800), with the net proceeds from the financing intended for general working capital purposes.

Securities Purchase Agreement with Accredited Investor

On January 14, 2025, the Company entered into a common stock purchase agreement (the “January Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which, the Investor has committed, subject to the satisfaction or waiver of certain conditions, to purchase up to an aggregate of $1.0 million of shares of Common Stock, subject to certain limitations, from time to time and at the Company’s sole discretion (the “January Shares”), commencing on the date of the January Purchase Agreement and ending on December 31, 2025. Pursuant to the January Purchase Agreement, the Company has the option to exercise this right by providing a notice (a “Purchase Notice”) to the Investor setting forth the number of January Shares that the Company is requesting the Investor to purchase. The maximum number of January Shares that may be purchased pursuant to a Purchase Notice cannot exceed (i) 35,000,000 shares of Common Stock if the volume weighted average price of the Common Stock for the five business days prior to a Purchase Notice is less than $0.01, and (ii) an amount of shares of Common Stock which would have a purchase price of greater than $250,000. The purchase price for such January Shares will be the lowest traded price of the Common Stock on the New York Stock Exchange, the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or any of the OTC Markets, whichever is the principal market on which the Common Stock is then listed and traded during the five Business Days prior to a Closing Date (as defined in the January Purchase Agreement) with respect to a Purchase Notice, as reported by Bloomberg, L.P., and multiplied by 75%; provided, however, that if at any time, such shares of Common Stock are listed and traded on The Nasdaq Stock Market LLC or another national securities exchange having similar price restriction, the purchase price will be ninety percent (90%) of the lowest volume weighted average price as reported by Bloomberg L.P., during the applicable pricing period.

On January 14, 2025, as consideration for the Investor’s commitment to purchase the January Shares, the Company issued to the Investor a common stock purchase warrant (the “Investor Warrant”) to purchase up to a number of shares of Common Stock (the “Investor Warrant Shares”) with an aggregate value equal to 50% of the Commitment Amount divided by the Exercise Price (as defined below), which is based on a Company valuation of $5,000,000. The exercise price per Investor Warrant Share (the “Exercise Price”) will be calculated by dividing $5,000,000 by the total number of issued and outstanding shares of Common Stock as of the exercise date of the Investor Warrant. The Investor Warrant will expire on January 14, 2030. The Investor will not have the right to exercise any portion of the Investor Warrant to the extent that, after giving effect to such exercise, the beneficial ownership of the Investor, along with its affiliates, would exceed the Beneficial Ownership Limitation.

Enclave Capital LLC (“Enclave”) acted as investment banker in connection with the January Purchase Agreement and will receive a cash fee equal to 8.0% of the aggregate consideration received by the Company at each closing under the Purchase Agreement pursuant to a letter agreement dated November 6, 2024 between the Company and Enclave, in addition to reimbursement of Enclave’s out-of-pocket expenses in connection with the services rendered up to an aggregate of $50,000 for all services rendered thereunder.

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

Critical accounting policies

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are expressed in United States Dollars. The Company’s critical accounting policies are reflected in Footnote 2 of the financial statements

Financial Position

Working Capital

	October 31, 2024 $	April 30, 2024 $
Current Assets	128,253	153,828
Current Liabilities	3,252,450	2,538,621
Working Capital (Deficit)	(3,124,197)	(2,384,793)

Three months ended October 31, 2024

Revenue

	October 31, 2024 $	October 31, 2023 $
Revenue	87,281	59,496

Expenses

	October 31, 2024 $	October 31, 2023 $
Consulting fees	24,375	70,616
Depletion expense	35,065	39,200
Depreciation expense	-	15,483
General and administrative	341,869	191,845
Professional fees	375,483	45,680
Project expenditures	-	-
Stock compensation	306,000	-
Total operating expenses	1,082,792	362,824

Six months ended October 31, 2024

Revenue

	October 31, 2024 $	October 31, 2023 $
Revenue	123,420	135,190

Expenses

	October 31, 2024 $	October 31, 2023 $
Consulting fees	80,410	155,859
Depletion expense	53,315	95,283
Depreciation expense	-	30,966
General and administrative	841,392	349,477
Professional fees	527,789	127,305
Project expenditures	-	6,581
Stock compensation	306,000	-
Total operating expenses	1,808,906	765,471

Cash Flows

	October 31, 2024 $	October 31, 2023 $
Cash Flows used in Operating Activities	(505,864)	(628,875)
Cash Flows provided by Investing Activities	140,000	329,869
Cash Flows provided by Financing Activities	371,715	313,145

Assets, Liabilities and Working Capital

As at October 31, 2024, the Company had $9,555 in cash and total assets of $329,674 compared to cash of $3,704 and total assets of $548,564 as at April 30, 2024. The Company’s cash increased primarily due to proceeds from the sale of equity and the placement of notes payable during the period ending October 31, 2024. The decrease in total assets was due to the sale of certain mineral properties during the three months ended July 31, 2024.

As of October 31, 2024, the Company had total liabilities of $3,252,450 compared to total liabilities of $2,538,621 as at April 30, 2024. The increase in total liabilities from the year end was primarily due to an increase in Company’s accounts payable of approximately $1.43 million as a result of various Merger transaction related expenses and the net increase in notes payable of $110,000, offset by the extinguishment of warrant liabilities in the amount of approximately $1.22 million.

As at October 31, 2024, the Company had a working capital deficit of $3,124,197 compared to a working capital deficit of $2,384,793 as of April 30, 2024. The increase in the working capital deficit was due to the use of cash for operating activities being greater than cash provided by investing and financing activities.

Comparison of the Three Month Period Ended October 31, 2024 and October 31, 2023

Revenues

During the three months ended October 31, 2024, the Company recorded revenue of $87,281 compared to revenue of $59,496 during the three months ended October 31, 2023, an increase of $27,785. Revenues were derived from our interests in various oil and gas properties and the increase in royalty revenues in the current period was attributed to higher production by the operators due to higher oil and gas prices. As part of the revenue generated from the oil and gas properties, the Company recorded depletion expense of $35,065 during the three months ended October 31, 2024 compared to depletion expense of $39,200 during the three month period ended October 31, 2023 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Expenses and Net Loss

During the three months ended October 31, 2024, the Company recorded general and administrative expenses of $341,869 compared to $191,845 during the three months ended October 31, 2023, an increase of $130,437. The increase in general and administrative expenses was primarily due to an increase in professional fees in expenses as a result of the Merger transaction during the three months ended October 31, 2024, and an increase in wages during the period of $50,000.

Net loss for the three months ended October 31, 2024 was $(1,016,569) as compared to a net loss of $(331,912) during three months ended October 31, 2023. Interest and finance charges decreased from $28,584 during the three months ended October 31, 2023 to $21,058 during the three months October 31, 2024. The decrease in net income was primarily due to stock compensation of $306,000, and increases in professional fees of $330,000 and general and administrative expenses of $150,000 during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023.

For the three months ended October 31, 2024, the Company recorded net loss per share of $0.01, which represented a decrease of $0.05 compared to the three months ended October 31, 2023 primarily due to the increase in net loss in the three months ended October 31, 2024 as compared with a net loss in the three months ended October 31, 2023.

Comparison of the Six Month Period Ended October 31, 2024 and October 31, 2023

Revenues

During the six months ended October 31, 2024, the Company recorded revenue of $123,420 compared to revenue of $135,190 during the six months ended October 31, 2023, a decrease of $11,770. Revenues were derived from our interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due oil and gas prices which, on average, were lower during the period, as well as the sale of oil and gas properties during the current period. As part of the revenue generated from the oil and gas properties, the Company recorded depletion expense of $53,315 during the six months ended October 31, 2024 compared to depletion expense of $95,283 during the six month period ended October 31, 2023 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Expenses and Net Loss

During the six months ended October 31, 2024, the Company recorded general and administrative expenses of $841,392 compared to $349,477 during the six months ended October 31, 2023, an increase of $491,915. The increase in general and administrative expenses was primarily due to an increase in professional fees in expenses as a result of the Merger transaction during the six months ended October 31, 2024.

Net loss for the six months ended October 31, 2024 was $(727,615) as compared to a net loss of $(649,708) during six months ended October 31, 2023. Interest and finance charges decreased from $61,009 during the six months ended October 31, 2023 to $7,526 during the six months October 31, 2024. The increase net loss of $92,320 was primarily due to the gain from the extinguishment of warrant liabilities of $1.043 million offset by an increase in operating expenses of $1,043,000 during the six months ending October 31, 2024 as compared to the six months ending October 31, 2023.

For the six months ended October 31, 2024, the Company recorded net loss per share of $0.01, which represented an decrease of $0.11 compared to the six months ended October 31, 2023 primarily due to the decrease in net loss in the six months ended October 31, 2024 as compared with a net loss in the six months ended October 31, 2023.

Cash Flows from Operating Activities

During the six months ended October 31, 2024, the Company used $(505,864) of cash for operating activities compared with $(628,875) cash for operating activities during the six months ended October 31, 2023. The increase in the use of cash for operating activities was due to a decrease in net loss, which increased the cash inflows from operating activities compared to prior year.

Cash Flows from Investing Activities

During the six months ended October 31, 2024, the Company generated $140,000 of cash in investing activities compared to $329,869 for investing activities during the six months ended October 31, 2023. Proceeds from investing activities consists of the sale of oil and gas properties for aggregate proceeds of $140,000.

Cash Flows from Financing Activities

During the six months ended October 31, 2024, the Company received $371,715 of proceeds from financing activities compared to proceeds of $313,145 during the six months ended October 31, 2023. The decrease in proceeds from financing activities was primarily due to less loans provided by a related party in the six months October 31, 2024.

Liquidity and Capital Resources

At October 31, 2024, the Company had $9,555 cash and total assets of $329,674 compared to cash of $3,704 and total assets of $548,564 at April 30, 2024.

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

On December 5, 2024, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with a private buyer, pursuant to which we agreed to sell all our rights, title and interest in and to various oil, gas, condensate, and other hydrocarbons that may be produced and saved from the lands described in certain oil, gas and mineral leases, for the purchase price of $75,000 in cash, effective as of December 1, 2024. The Purchase and Sale Agreement includes customary representations, warranties and covenants for a transaction of this type. The transaction closed on December 6, 2024.

In addition, since the closing of the Merger, we have completed seven capital raises, raising gross proceeds of approximately $551,000.

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

Going Concern

The Company’s condensed interim consolidated financial statements for the three- and six-month periods ended October 31, 2024 have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2024, the Company had a net income of $(727,615) and used cash of $(505,864) for operating activities. At October 31, 2024, the Company had an accumulated deficit of $(21,333,808). The continuation of the Company as a going concern is dependent upon our ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. In the past, the Company has relied, and expects to continue to rely on, the issuance and sale of shares of Common Stock and preferred stock in order to continue to fund its business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date the Company’s financial statements for the three- and six-month periods ended October 31, 2024 were issued on February 14, 2025. The Company’s financial statements for the three- and six-month period ended October 31, 2024 do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on the foregoing, our Chief Executive Officer who also acts as out Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on August 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2024, the Company issued 4,500,000 shares of Common Stock, to PCG Advisory, Inc. (“PCG”) pursuant to a services agreement dated June 1, 2024 (the “PCG Issuance”), as compensation for consulting services provided and to be provided by PCG thereunder. The PCG Issuance was made in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and applicable state securities laws, and no cash proceeds were received by the Company in connection with this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this 10-Q:

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of December 11, 2023, between SensaSure Technologies Inc., (now known as Formation Minerals, Inc.), Formation Minerals Inc., and Verde Bio Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023).
2.2	Amendment to Agreement and Plan of Merger, dated February 8, 2024, by and among SensaSure Technologies Inc., (now known as Formation Minerals, Inc.), Formation Minerals Inc. and Verde Bio Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2024).
3.1	Composite Copy of Amended and Restated Articles of Incorporation of Formation Minerals Inc., dated May 9, 2024, as amended as of May 9, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
3.2	Amended and Restated By-Laws, of SensaSure Technologies, Inc. (now known as Formation Minerals, Inc.), as amended as of May 9, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.1	Certificate of Designation of Preferences, Rights and Limitations of the Class A Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.2	Certificate of Designation of Preferences, Rights and Limitations of the Class B Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024).
4.3	Certificate of Correction, filed June 12, 2024, to the Certificate of Designation of Preferences, Rights and Limitations of the Class B Convertible Preferred Stock of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated May 9, 2024. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2024).
4.4	Form of Common Stock Purchase Warrant of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated as of May 9, 2024 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2024).
4.5	Form of Common Stock Purchase Warrant of SensaSure Technologies Inc. (now known as Formation Minerals, Inc.), dated as of May 9, 2024.
10.1†	Securities Purchase Agreement, dated August 15, 2024, by and between Formation Minerals, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2024).

10.2	Promissory Note, dated August 15, 2024, issued by Formation Minerals, Inc., as Borrower, to 1800 Diagonal Lending LLC, as Holder (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2024).
10.3	Form of Conversion and Subscription Agreement, dated as of October 4, 2024, by and between Formation. Minerals, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2024
10.4	Consulting Agreement, dated as of June 1, 2024, by and between Formation Minerals, Inc. and PCG Advisory, Inc.*
31.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Excludes certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the Company agrees to furnish supplementally upon request by the SEC.

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

Date:	February 14, 2025