Form 10-Q
period 2025-01-31
FORMATION MINERALS, INC.
filed 2025-05-28
CIK 1885336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

January 31, 2025

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

As of May 28, 2025, the Registrant had 100,035,585 shares of common stock, $0.01 par value per share, issued and outstanding.

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

Item 1. CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FORMATION MINERALS, INC.
CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. Dollars, except share data or otherwise stated)
FOR THE THREE AND NINE MONTHS ENDED
JANUARY 31, 2025 AND 2024 (unaudited)

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2025 AND APRIL 30, 2024

	2025 (unaudited)	2024 (audited)
	$	$

ASSETS
Current Assets
Cash	-	3,704
Accounts receivable	133,658	64,257
Prepayments and other receivables	51,225	85,867
Total current assets	184,883	153,828

Non-current assets
Oil and natural gas properties, net based on the full cost method of accounting	186,747	394,736
Total assets	371,630	548,564

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	2,770,440	1,006,500
Convertible notes payable	159,731	32,583
Amounts and loans due related parties	140,583	85,763
Warrant liabilities	575,397	1,228,018
Dividends payable	700,245	185,757
Total Liabilities	4,346,396	2,538,621

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFIECIENCY
Class A Preferred Stock: $0.01 par value, 2,000 authorized, 1,665 issued and outstanding as of January 31, 2025 and April 30, 2024 respectively.	17	17
Class B Preferred Stock: $0.01 par value, 10,000 authorized, 5,809 and 5,354 issued and outstanding as of January 31, 2025 and April 30, 2024 respectively.	58	54
Common Stock: $0.01 par value, 1,850,000,000 authorized, 99,112,508 and 6,921,350 issued and outstanding as of January 31, 2025 and April 30, 2024 respectively.	991,126	69,214
Additional paid-in capital	17,508,031	18,205,604
Accumulated deficit	(22,473,998)	(20,264,946)
Total Stockholders’ deficiency	(3,974,766)	(1,990,057)
Total liabilities and stockholders’ deficiency	371,630	548,564

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF LOSS

(Expressed in US dollars)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2025$	2024$	2025$	2024$

Revenue

Mineral property and royalty revenues	65,195	75,991	188,615	211,181

Operating Expenses
Consulting fees	24,868	73,197	105,278	229,056
Depletion expense	14,674	47,003	67,988	142,286
Depreciation expense	-	15,482	-	46,448
General and administrative	207,666	206,944	1,065,128	556,421
Professional fees	186,181	138,345	697,841	265,650
Stock compensation	-	-	306,000	-
Project expenditures	-	5,510	-	12,091

Total Operating Expenses	433,389	486,481	2,242,235	1,251,952

Net Operating Loss	(368,194)	(410,490)	(2,053,620)	(1,040,771)

Other Income (Expenses)
Financing cost	-	(11,760)	-	(30,510)
Amortization of debt discount	(10,020)	-	(23,120)	-
Interest expense	(13,398)	-	(85,969)	(11,562)
Loss on disposal of property	-	(1,070,842)	-	(1,070,842)
Gain upon extinguishment of warrant liabilities	-	-	1,043,542	-
Initial valuation of derivative liabilities	(595,238)		(595,238)
Change in value of derivative liability	19,841	-	19,841	-
Other revenue	-	-	-	11,885

Total Other Income (Expenses)	(598,815)	(1,082,602)	359,056	(1,101,029)

Net Loss before income tax expense	(967,009)	(1,493,092)	(1,694,564)	(2,141,800)
Income tax expense	-	-	-	-
Net loss	(967,009)	(1,493,092)	(1,694,564)	(2,141,800)
Series C Preferred Stock Dividends	(173,181)	(18,618)	(514,488)	(57,384)
Net Loss to Common Shareholders	(1,140,190)	(1,511,710)	(2,209,052)	(2,199,184)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.24)	(0.02)	(0.38)
Weighted Average Shares Outstanding – Basic and Diluted	99,112,508	6,178,942	93,998,187	5,761,477

The accompanying notes are an integral part of these condensed consolidated financial statements

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2025 AND 2024

(In U.S. Dollars, except share data or otherwise stated)

(unaudited)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance – April 30, 2024	1,665	17	5,354	54	6,921,350	69,214	18,205,604	(20,264,946)	(1,990,057)
Adjustment pursuant to reverse acquisition transaction	-	-	-	-	84,459,183	844,592	(1,678,204)	-	(833,612)
Issuance of Class B preferred stock	-		50	-	-	-	50,000	-	50,000
Issuance of Class B preferred stock - transaction cost	-	-	100	1	-	-	99,999	-	100,000
Extinguishment of warrant liabilities and transfer to equity	-	-	-	-	-	-	184,476	-	184,476
Class B preferred stock dividend	-	-	-	-	-	-	-	(24,243)	(24,243)
Net loss for the period	-	-	-	-	-	-	-	289,014	289,014
Balance – July 31, 2024	1,665	17	5,504	55	91,380,533	913,806	16,861,875	(20,000,175)	(2,224,421)
Stock compensation	-	-	-	-	4,500,000	45,000	261,000	-	306,000
Issuance of Class B preferred stock	-	-	200	2	-	-	199,998	-	200,000
Conversion of notes payable	-	-	-	-	3,231,975	32,320	96,959	-	129,279
Class B preferred stock dividend	-	-	-	-	-	-	-	(317,064)	(317,064)
Net loss for the period	-	-	-	-	-	-	-	(1,016,569)	(1,016,569)
Balance – October 31, 2024	1,665	17	5,704	57	99,112,508	991,126	17,419,832	(21,333,808)	(2,922,776)
Issuance of Class B preferred stock	-	-	105	1	-	-	88,199	-	88,200
Class B preferred stock dividend								(173,181)	(173,181)
Net loss for the period								(967,009)	(977,009)
Balance – January 31, 2025	1,665	$17	5,809	$58	99,112,508	$991,126	$17,508,031	$(22,473,998)	$(3,974,766)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance – April 30, 2023	1,665	17	5,135,503	5,136	18,239,600	(16,033,070)	2,211,683

Series C preferred stock issued for commitment fee	-	-	-	-	1,000	-	1,000
Common shares issued for conversion of Series C preferred stock	-	-	465,933	466	(466)	-	-
Series C preferred stock issued for cash	-	-	-	-	11,000	-	11,000
Series C preferred stock dividend	-	-	-	-	(19,852)	-	(19,852)
Net loss for the period	-	-	-	-	-	(316,796)	(316,796)

Balance – July 31, 2023	1,665	17	5,601,436	5,602	18,231,282	(16,349,866)	1,887,035

Common shares issued for conversion of Series C preferred stock	-	-	239,622	240	(240)	-	-
Series C preferred stock dividend	-	-	-	-	(18,914)	-	(18,914)
Net loss for the period	-	-	-	-	-	(331,912)	(331,912)

Balance – October 31, 2023	1,665	17	5,841,058	5,842	18,212,128	(16,681,778)	1,536,209
Series C preferred stock issued for commitment fee	-	-	-	-	6,000	-	6,000
Common shares issued for conversion of Series C preferred stock	-	-	584,265	40,215	(40,215)	-	-
Common shares issued for services	-	-	4,327	519		-	519
Series C preferred stock issued for cash	-	-	-	-	88,000	-	88,000
Series C preferred stock dividend	-	-	-	-	(18,618)	-	(18,618)
Net loss for the period						(1,493,092)	(1,493,092)
Balance – January 31, 2024	1,665	$17	6,429,650	$46,576	$18,247,295	$(18,174,870)	$119,018

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

(In U.S. Dollars, except share data or otherwise stated)

(unaudited)

	Nine months ended January 31,	Nine months ended January 31,
	2025	2024
	$	$
Operating Activities
Net income (loss) for the period	$(1,694,564)	$(2,141,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	-	19,861
Depreciation expense	-	46,448
Amortization of debt discount	23,120	-
Depletion expense	67,989	142,286
Original issuance discount and transaction fees on financing	-	17,750
Loss on disposal of property and equipment	-	1,070,842
Shares issued for commitment fee	100,000	7,000
Stock compensation	306,000	519
Initial valuation of derivative liabilities	595,238
Change in value of derivative liability	(19,841)	-
Gain upon extinguishment of warrant liabilities	(1,043,542)	-
Changes in operating assets and liabilities:
Accounts receivable	(69,402)	18,835
Prepayments and other receivables	16,954	(39,740)
Accounts payable and accrued liabilities	1,114,429	(63,873)
Operating lease liability	-	(21,337)
Net Cash Used In Operating Activities	(603,619)	(943,209)

Investing Activities
Acquisition of oil and gas properties	-	(68,881)
Proceeds from sale of oil and gas properties	140,000	548,750
Net Cash Provided By Investing Activities	140,000	479,869

Financing Activities
Proceeds from convertible notes	185,943	80,000
Proceeds from issuance of Class B preferred stock	338,200	99,000
Repayment of convertible notes	(64,228)	(293,438)
Repayment of related party loan	-	(42,000)
Proceeds from related party loans	-	605,503
Net Cash Provided by Financing Activities	459,915	449,065

Change in Cash (Bank Overdraft)	(3,704)	(14,275)
Cash – Beginning of Period	3,704	25,836
Cash (Bank Overdraft) – End of Period	$-	$11,561

Supplemental Disclosures

Interest paid	$-	$3,584
Income taxes	–	–

Non-cash investing and financing activities

Series B preferred stock accrued dividend	$(514,438)	$(57,384)
Settlement of related party loan	$-	$525,000
Common stock issued for conversion of Series C preferred stock	$-	$387,556

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

FORMATION MINERALS, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2024 AND 2023

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

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2025, the Company had a net loss of $1,694,564 and used cash of $603,619 for operating activities. As of January 31, 2025, the Company had an accumulated deficit of $22,473,998. The continuation of the Company as a going concern is dependent upon our ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. In the past the Company has relied, and expects to continue to rely on the issuance and sale of shares of Common Stock and preferred stock in order to continue to fund its business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)	Basic and Diluted Earnings / Loss per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company assessed the potentially dilutive shares quantitatively and qualitatively and considered the effect is insignificant as of January 31, 2025.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at January 31, 2025 using:
	January 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$575,397	$—	$—	$575,397

		Fair Value Measurements at April 30, 2024 using:
	April 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,228,018	$—	$—	$1,228,018

(f) Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” therefore any embedded conversion options and warrants accounted for as derivatives are to be recorded at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates.

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

3.	ROYALTY INTERESTS IN OIL AND GAS PROPERTIES

$
Balance, April 30, 2024	394,736
Acquisition and exploration cost	-
Disposal of mineral property	(140,000)
Depletion expense	(67,989)
Balance, January 31, 2025	186,747

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

On January 9, 2023, Verde entered into a convertible loan agreement, with an arms-length party for $71,960 net of original issuance discount of $7,710 and legal fees of $4,250. Under the terms of the agreement, Verde incurred a one-time interest charge of $8,635 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $8,060 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common Stock for the last 10 trading days prior to default. During the nine months ended January 31, 2024, Verde repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On March 2, 2023, Verde entered into an additional convertible loan agreement with the same arms-length party for $225,874 net of original issuance discount of $24,202 and financing fees of $26,672. Under the terms of the agreement, Verde incurred a one-time interest charge of $27,104 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $25,298 commencing in March 2023. The loan contained the following default provision: in case of default, the outstanding principal balance would increase to 150% of the principal balance owing at the time of default, and the holder would have the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common Stock for the last 10 trading days prior to default. During the nine months ended January 31, 2024, Verde repaid in full the outstanding principal and accrued and unpaid interest under the convertible loan.

On October 4, 2023, Verde entered into an additional convertible loan agreement with the same arms-length party for $97,750 net of original issuance discount of $12,750 and financing fees of $17,750. Under the terms of the agreement, Verde incurred a one-time interest charge of $10,753 upon the closing of the agreement, which has been recorded in accounts payable and accrued liabilities and is required to remit a monthly repayment of $12,056 commencing on November 15, 2023. If Verde defaults on the loan agreement, the outstanding principal balance will increase to 150% of the principal balance owing at the time of default, and the holder has the right to convert the remaining balance outstanding at the time of default at 75% of the lowest trading price of Verde Common stock for the last 10 trading days prior to default. During the year ended April 30, 2024, Verde repaid a total of $72,336 on the convertible loan, comprised of $65,167 of principal and $7,169 of accrued interest. During the period ended January 31, 2025, the Company repaid a total of $36,167 on the convertible loan, comprised of $32,583 of principal and $3,584 of accrued interest. As of January 31, 2025, the loan was fully paid.

On May 14, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a promissory note (the “Diagonal Note”) in the principal amount of $123,050 (the “Diagonal Loan”), for a purchase price of $107,000, reflecting an original issue discount of $16,050, which matures on March 15, 2025, pursuant to a securities purchase agreement (the “Diagonal Purchase Agreement”), dated May 14, 2024, by and between the Company and Diagonal. A one-time interest charge of 12% of the principal amount, or $14,766, was applied on the Issue Date to the Diagonal Loan and recorded as prepaid interest. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in ten (10) monthly payments of $13,781.60, that began on June 15, 2024, for aggregate repayment amount of $137,816.00. The prepaid interest is netted against the principal balance in the Company’s financial statements. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid. Upon issuance of the note, the Company recorded an original issue discount of $16,050. During the nine months ended January 31, 2025, the Company amortized $13,787 of the discount. The remaining balance on the discount at January 31, 2025 was $2,263. During the period ended January 31, 2025, the Company repaid a total of $106,471 on the convertible loan, comprised of $100,281 of principal and $6,190 of prepaid interest. As of January 31, 2025, the unpaid balance was composed of principal in amount of $37,535, a discount of $2,263, and prepaid interest of $8,576, for net balance of $26,697.

On August 15, 2024 (the “Issue Date”), the Company issued and sold to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a Promissory Note (the “Diagonal Note”) in the principal amount of $98,400 (the “Diagonal Loan”), for a purchase price of $82,000, reflecting an original issue discount of $16,400, which matures on June 15, 2025, pursuant to a Securities Purchase Agreement, dated as of August 15, 2024, by and between the Company and Diagonal. In addition, the Company reimbursed Diagonal’s expenses of $7,000. A one-time interest charge of 15% of the principal amount, or $14,760, was applied on the Issue Date to the Diagonal Loan and recorded as prepaid interest. The prepaid interest is netted against the principal balance in the Company’s financial statements. The Company recorded an original issue discount of $16,400. During the nine months ended January 31, 2025, the Company amortized $4,154 of the discount. The remaining balance on the discount at January 31, 2025 was $12,246. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Diagonal in 5 monthly payments of $14,145 beginning March 15, 2025 and one payment of $56,580 on February 15, 2025 for aggregate repayment amount of $113,160. The Company has a five (5) day grace period with respect to each payment date. The Company has the right to accelerate payments or prepay in full at any time with no prepayment penalty. Any amount of principal or interest on the Diagonal Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid. The balance of the note, discount, and prepaid interest was $113,160, $7,283 and $14,760, respectively, for a net balance of $91,117 on January 31, 2025.

On November 29, 2024, the Company issued a promissory note in the amount of $25,000, for a purchase price of $23,750. The note bears interest at 70.26% and is due in fifty-two monthly installments of $673.08. The Company recorded an original issue discount of $1,250, of which $216 was amortized during the current period. The principal balance on the loan is $21,824 at January 31, 2025.

5.	RELATED PARTY TRANSACTIONS

The Company had the following balances and transactions with related parties except as disclosed in other notes:

(a)	Amounts due to related parties

At January 31, 2025, salary payable to the former Chief Executive Officer of the Company included in amounts due to related parties was $258,815 (April 30, 2024 - $182,885).

(b)	Loans from related party

At January 31, 2025, the Company owed $140,583 (April 30, 2024 - $85,763) to the President and Chief Executive Officer and director of the Company for loans which are non-interest bearing, unsecured, and due on demand.

(c)	Loans from other stockholders

In October 2024, the Company converted demand loans in the amount of $129,279 into 3,231,975 shares of common stock. The balance of the demand loans was $0 at January 31, 2025.

6.	STOCKHOLDERS’ DEFICIENCY

(a)	Common Stock

As of January 31, 2025, the Company had 1,850,000,000 shares of Common Stock authorized and 99,112,508 shares of Common Stock issued and outstanding.

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

On April 30, 2024, the Company had 56,349,183 issued and outstanding shares of Common Stock. Those shares of Common Stock were included in statements of stockholder’s deficiency for the period ended January 31, 2025 as recapitalization shares.

During the period ended January 31, 2024, Verde issued 140,000,000 shares of Verde Common Stock pursuant to the conversion of 42 shares of Verde Series C Preferred Stock. According to the completed reverse acquisition, all issued and outstanding shares of Verde Series C Preferred Stock were exchanged for the Class B Preferred Stock, therefore, the number of shares of Verde Series C Preferred Stock converted and shares of Verde Common Stock previously issued by Verde were retrospectively adjusted by using the exchange ratios of 0.15 and 300.47, respectively.

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

Stock Purchase Agreement

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

On January 14, 2025, as consideration for the Investor’s commitment to purchase the January Shares, the Company issued to the Investor a common stock purchase warrant (the “Investor Warrant”) to purchase up to a number of shares of Common Stock (the “Investor Warrant Shares”) with an aggregate value equal to 50% of the Commitment Amount divided by the Exercise Price (as defined below), which is based on a Company valuation of $5,000,000. The exercise price per Investor Warrant Share (the “Exercise Price”) will be calculated by dividing $5,000,000 by the total number of issued and outstanding shares of Common Stock as of the exercise date of the Investor Warrant. The Investor Warrant will expire on January 14, 2030. The Investor will not have the right to exercise any portion of the Investor Warrant to the extent that, after giving effect to such exercise, the beneficial ownership of the Investor, along with its affiliates, would exceed the Beneficial Ownership Limitation. The fair market value of the warrant was $595,238 Don the date of issuance. The warrant gave rise to a derivative, which is recorded on the balance sheet. The value of the derivative on January 31, 2025 was $575,397.

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

(b)	Class A Preferred Stock

As of January 31, 2025, the Company had 2,000 shares of Class A Preferred Stock authorized and 1,665 shares of Class A Preferred Stock issued and outstanding.

The holder of shares of Class A Preferred Stock is entitled to receive dividends equal to the amount of the dividend or distribution per share of Common Stock payable multiplied by the number of shares of Class A Preferred Stock held by such holder. The holder of Class A Preferred Stock is entitled to cast 100,000 votes for every share of Class A Preferred Stock held.

On May 9, 2024, FOMI issued 1,665 shares of Class A Preferred Stock to acquire all outstanding shares of Verde Series A Preferred Stock, which was 500,000 by using an exchange ratio of 300.47. The number of shares of Class A Preferred Stock (previously Verde Series A Preferred Stock) of the Company at the beginning of the periods ended January 31, 2025 and 2023 have been retrospectively adjusted by using the exchange ratio to reflect FOMI’s legal capital structure.

(c)	Class B Preferred Stock

As of January 31, 2025, the Company had 10,000 shares of Class B Preferred Stock authorized and 5,704 shares of Class B Preferred Stock issued and outstanding. The Class B Preferred Stock has a dividend rate at 10% per annum.

As of January 31, 2025, the Company recorded accrued dividends payable of $700,245 (April 30, 2024 - $185,757).

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

On January 10, 2025, we entered into a securities purchase agreement with GHS under which we sold 105 shares of our Class B Preferred Stock at $1,000 per share, raising $88,200 in net proceeds. Concurrently, we executed a placement agency agreement with Icon, whereby Icon agreed to act on a reasonable best efforts basis in connection with the financing and is entitled to a fee equal to 2.0% of the aggregate gross proceeds (with an initial fee of $1,800), with the net proceeds from the financing intended for general working capital purposes.

(d)	Stock Purchase Warrants

FOMI Warrants are classified under equity in additional paid-in capital in accordance with ASC 480, Distinguishing Liabilities from Equity. Accordingly, the previously liability classified warrant liabilities in the amount of $1,228,018 at April 30, 2024 was extinguished. The fair value of the FOMI Warrants in the amount of $184,746 at April 30, 2024 were based on the Black-Scholes option pricing model assuming an expected life of 2.6 to 2.7 years, volatility of 100%, risk-free rate of 1.23%, and no expected dividends. The difference between the carrying amount of warrant liabilities extinguished and the equity warrant recognized, in the amount of $1,043,542 was recognized in the condensed interim consolidated statement of income.

In January 2025, the Company issued 9,920,635 warrants as a financing cost. The warrants have a five-year term and an exercise price of $0.05. The fair value of the warrants was $595,238 on the date of grant, based upon the Black-Scholes option pricing model assuming an expected life of 5.0 years, volatility of 348.23%, risk-free rate of 4.27%, and no expected dividends.

	Number of warrants	Weighted average exercise price $
Balance, April 30, 2024	416,157	0.75
Warrants issued as financing cost	9,920,635	0.05
Balance, January 31, 2025	10,336,792

Additional information regarding share purchase warrants as of January 31, 2025 is as follows:

Outstanding and exercisable
Number of Warrants	Weighted Average Remaining Contractual Life (years)
416,157	2.6 to 2.7
9,920,635	5.0

(e)	Reverse acquisition

The difference between, the pre-acquisition of stockholders’ deficits in the amount of $833,612 and the fair value of reverse acquisition consideration in the amount of $11,415,343 was treated as a reduction of equity and charged to additional paid-in capital.

7.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of January 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

8.	DERIVATIVE LIABILITIES

Certain features and instruments issued as part of the Company’s debt financing arrangements qualified for derivative accounting under ASC 815, Derivatives and Hedging, as the number of common shares that are to be issued under the arrangements are indeterminate, therefore the Company’s equity environment is tainted.

ASC 815 requires that we record the fair market value of the derivative liabilities at inception and at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of January 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the three months ended January 31, 2025:

Schedule of defined benefit plan, assumptions

Three months ended
January 31,
2025
Expected term	5 years *
Expected average volatility	341% to 348%
Expected dividend yield	—
Risk-free interest rate	4.17% - 4.46%

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the three months ended January 31, 2025:

Schedule of derivative liabilities

Derivative liability balance – October 31, 2024	$1,228,018
Gain on debt extinguishment	(1,043,542)
Repayment of debt	(184,476)
Addition of new derivatives	595,238
Gain on change in fair value of the derivative	(19,841)
Derivative liability balance – January 31, 2025	$575,397

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to the date these consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined to disclose the following subsequent events.

On February 18, 2025, the Company received notice from the OTC Markets that due to the Company’s inability to timely file Quarterly Report on Form 10-Q (the “10-Q”) for the quarter ended October 31, 2024 which was due under SEC regulations no later than February 14, 2025, the Company would be moved to the Expert Market and accordingly would move from the OTCQB Tier effective February 18, 2025 (the “Delisting”).

On February 18, 2025, the Company filed the 10-Q, which removed the company from the expert market and moved it to the OTC Pink market. The company has filed an application with OTC to move back up to the OTCQB Tier. Along with that application, OTC Markets will be handling the form 15c-211 which will bring the company back into full compliance within approximately the next 30 days.

The Delisting resulted in a default on two financing agreements. The defaults were waived by the investors.

On March 5, 2025, (the “Issue Date”) the Company issued and sold to Alumni Capital, LP, a Delaware limited partnership (“Alumni”), a Promissory Note (the “Alumni Note”) in the principal amount of $60,000, for a purchase price of $50,000, reflecting an original issue discount of $10,000, which matures on May 5, 2025, pursuant to a Securities Purchase agreement (the “Alumni Purchase Agreement”), dated as of May 5, 2025, by and between the Company and Alumni.

The Company intends to use the net proceeds from the issuance of the Alumni Note for legal and general working capital purposes, subject to the limitations described in the Alumni Purchase Agreement and the Alumni Note.

The note carries an interest rate of 10% of the principal amount per calendar year from the issue date. Accrued, unpaid interest and outstanding principal, subject to adjustments, must be paid by the Company to Alumni on or prior to May 5, 2025 (the “Maturity Date”). The Company has the right to accelerate payments or prepay in full at any time without prepayment penalty. Any amount of principal or interest on the Alumni Note which is not paid when due shall bear interest at the rate of 22% per annum from the date due thereof until the same is paid.

On March 11, 2025, an investor converted 20 shares of Class B Preferred Stock into 923,077 shares of common stock.

On April 22, 2025, the Company entered into a merchant cash advance agreement to sell $24,000 in accounts receivable in exchange for a payment of $16,000. The purchaser deducted $960 in fees resulting in net cash proceeds of $15,0540. The cash advance will be repaid from future collections of accounts receivable.

On April 23, 2025, the Company amended the Stock Purchase Agreement dated January 10, 2025 to allow a second closing. Upon execution of the agreement an investor purchased 25 shares of Series B Preferred Stock for gross proceeds of $25,000.

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

Financial Position

Working Capital

	January 31, 2025 $	April 30, 2024 $
Current Assets	184,883	153,828
Current Liabilities	4,346,396	2,538,621
Working Capital (Deficit)	(4,161,513)	(2,384,793)

Three months ended January 31, 2025

Revenue

	January 31, 2025 $	January 31, 2024 $
Revenue	65,195	75,991

Expenses

	January 31, 2025 $	January 31, 2024 $
Consulting fees	24,868	73,197
Depletion expense	14,674	47,003
Depreciation expense	-	15,482
General and administrative	207,666	206,944
Professional fees	186,181	138,345
Project expenditures	-	5,510
Stock compensation	-	-
Total operating expenses	433,389	486,481

Nine months ended January 31, 2025

Revenue

	January 31, 2025 $	January 31, 2024 $
Revenue	188,615	211,181

Expenses

	January 31, 2025 $	January 31, 2024 $
Consulting fees	105,278	229,056
Depletion expense	67,988	142,286
Depreciation expense	-	46,448
General and administrative	1,065,128	556,421
Professional fees	697,841	265,650
Project expenditures	-	12,091
Stock compensation	306,000	-
Total operating expenses	2,242,235	1,251,952

Cash Flows

	January 31, 2025 $	January 31, 2024 $
Cash Flows used in Operating Activities	(603,619)	(628,875)
Cash Flows provided by Investing Activities	140,000	329,869
Cash Flows provided by Financing Activities	459,915	313,145

Assets, Liabilities and Working Capital

As at January 31, 2025, the Company had $0 in cash and total assets of $371,630 compared to cash of $3,704 and total assets of $548,564 as of April 30, 2024. The Company’s cash decreased primarily due to use of funds to fund operations. The decrease in total assets was due to the sale of certain mineral properties during the prior year.

As of January 31, 2025, the Company had total liabilities of $4,346,396 compared to total liabilities of $2,538,621 as at April 30, 2024. The increase in total liabilities from the year end was primarily due to an increase in Company’s accounts payable of approximately $1.76 million as a result of various Merger transaction related expenses, the net increase in notes payable of $127,000, recognition of a derivative liability of $575,397, offset by the extinguishment of warrant liabilities in the amount of approximately $1.22 million.

As at January 31, 2025, the Company had a working capital deficit of $4,161,513 compared to a working capital deficit of $2,384,793 as of April 30, 2024. The increase in the working capital deficit was due to the use of cash for operating activities being greater than cash provided by investing and financing activities.

Comparison of the Three Month Period Ended January 31, 2025 and January 31, 2024

Revenues

During the three months ended January 31, 2025, the Company recorded revenue of $65,195 compared to revenue of $75,991 during the three months ended January 31, 2024, an decrease of $10,796. Revenues were derived from our interests in various oil and gas properties and the increase in royalty revenues in the current period was attributed to higher production by the operators due to higher oil and gas prices. As part of the revenue generated from the oil and gas properties, the Company recorded depletion expense of $14,674 during the three months ended January 31, 2025 compared to depletion expense of $47,003 during the three month period ended January 31, 2024 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Expenses and Net Loss

During the three months ended January 31, 2025, the Company recorded operating expenses of $433,389 as compared to $486,481 during the three months ended January 31, 2024. The decrease of $53,092 was due to decreases in consulting fees of $48,329, depletion expense of $32,329, depreciation expense of $15,482, and project expenditures of $5,510, offset by increases in general and administrative expenses of $722 and professional fees of $47,836.

Net loss for the three months ended January 31, 2025 was $967,009 as compared to a net loss of $1,493,092 during three months ended January 31, 2024. Interest and finance charges increased from $11,760 during the three months ended January 31, 2024 to $13,398 during the three months January 31, 2025. Initial valuation of derivative liabilities increased $595,238, from zero at January 31, 2024 to $595,238 for the three months ended January 31, 2025, and the change in value of derivative liability decreased $19,841, from zero at January 31, 2024 to $19841 for the three months ended January 31, 2025. The decrease in net loss was primarily due to loss on disposal of property of $1,070,842 during the three months ended January 31, 2024.

For the three months ended January 31, 2025, the Company recorded net loss per share of $0.01, which represented a decrease of $0.23 compared to the three months ended January 31, 2024 primarily due to the non recurring nature of a loss on disposal of property of $1,070,842 recorded in the three months ended January 31, 2024.

Comparison of the Nine Month Period Ended January 31, 2025 and January 31, 2024

Revenues

During the nine months ended January 31, 2025, the Company recorded revenue of $188,615 compared to revenue of $211,181 during the nine months ended January 31, 2024, a decrease of $22,566. Revenues were derived from our interests in various oil and gas properties and the decrease in royalty revenues in the current period was attributed to lower production by the operators due oil and gas prices which, on average, were lower during the period, as well as the sale of oil and gas properties during the current period. As part of the revenue generated from the oil and gas properties, the Company recorded depletion expense of $67,988 during the nine months ended January 31, 2025 compared to depletion expense of $142,286 during the six month period ended January 31, 2024 which represents the proportionate use of the produced units in the properties relative to proven and probable reserves.

Expenses and Net Loss

During the nine months ended January 31, 2025, the Company recorded operating expenses of $2,242,235 compared to $1,251,952 during the nine months ended January 31, 2024. The increase of $990,283 is due to increases in general and administrative expenses of $508,707, professional fees of $432,191, stock compensation of $306,000 offset by decreases in consulting fees of $123,778, depletion expense of $74,298, depreciation expense of $46,448 and project expenditures of $12,091.

Net loss for the nine months ended January 31, 2025 was $1,694,564 as compared to a net loss of $2,141,800 during nine months ended January 31, 2024. Interest and finance charges increased $43,897, from $42,072 during the nine months ended January 31, 2024 to $85,969 during the nine months January 31, 2025. The decrease in net loss of $447,236 was primarily due to the gain from the extinguishment of warrant liabilities of $1.043 million and loss on disposal of property of $1,070,845, increase in initial valuation of derivative liabilities of $595,238 and an increase in loss on change in value of derivative liability of $19,841, offset by an increase in operating expenses of $1,007,083 during the nine months ending January 31, 2025 as compared to the nine months ending January 31, 2024.

For the nine months ended January 31, 2025, the Company recorded net loss per share of $0.02, which represented an decrease of $0.36 compared to the nine months ended January 31, 2024 primarily due to the decrease in net loss in the nine months ended January 31, 2025 as compared with a net loss in the nine months ended January 31, 2024.

Cash Flows from Operating Activities

During the nine months ended January 31, 2025, the Company used $(603,619) of cash for operating activities compared with $(628,875) cash for operating activities during the nine months ended January 31, 2024. The increase in the use of cash for operating activities was due to a decrease in net loss, which increased the cash inflows from operating activities compared to prior year.

Cash Flows from Investing Activities

During the nine months ended January 31, 2025, the Company generated $140,000 of cash in investing activities compared to $329,869 for investing activities during the nine months ended January 31, 2024. Proceeds from investing activities consists of the sale of oil and gas properties for aggregate proceeds of $140,000.

Cash Flows from Financing Activities

During the nine months ended January 31, 2025, the Company received $459,915 of proceeds from financing activities compared to proceeds of $313,145 during the nine months ended January 31, 2024. The decrease in proceeds from financing activities was primarily due to less loans provided by a related party in the nine months January 31, 2025.

Liquidity and Capital Resources

At January 31, 2025, the Company had $0 cash and total assets of $371,630 compared to cash of $3,704 and total assets of $548,564 at April 30, 2024.

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

In addition, since the closing of the Merger, we have completed seven capital raises, raising gross proceeds of approximately $639,000.

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

Going Concern

The Company’s condensed interim consolidated financial statements for the three- and nine-month periods ended January 31, 2025 have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2025, the Company had a net loss of $1,694,564 and used cash of $603,619 for operating activities. At January 31, 2025, the Company had an accumulated deficit of $22,473,998. The continuation of the Company as a going concern is dependent upon our ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. In the past, the Company has relied, and expects to continue to rely on, the issuance and sale of shares of Common Stock and preferred stock in order to continue to fund its business operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date the Company’s financial statements for the three- and nine-month periods ended January 31, 2025. The Company’s financial statements for the three- and nine-month periods ended January 31, 2025 do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on the foregoing, our Chief Executive Officer who also acts as out Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were ineffective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, as well as recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on August 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The issuance was made in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and applicable state securities laws, and no cash proceeds were received by the Company in connection with this transaction.

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

Date:	May 28, 2025